Form 10-K
period 2024-12-31
MBX Biosciences, Inc.
filed 2025-03-17
CIK 1776111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (317) 659-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MBX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2024, was $310,890,086. The Registrant elected to use December 31, 2024 as the calculation date because as of June 30, 2024, the last business day of the Registrant's most recently completed second quarter, there was no established public trading market for the Registrant's equity securities as the Registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date. The Registrant's common stock began trading on the Nasdaq Global Select Market on September 13, 2024.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 13, 2025 was 33,424,371.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 2024, are incorporated herein by reference into Part III of this Annual Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward looking statements, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". These sections contains express or implied forward-looking statements that are based on our management's belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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

•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 or a smaller reporting company;
•
our ability to attract and retain key scientific and management personnel; and
•
our anticipated use of our existing cash, cash equivalents and marketable securities, including the proceeds from our initial public offering, our financial performance, estimates of our expenses, capital requirements, and need for additional financing.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC as exhibits to this Annual Report and previous filings, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” and elsewhere in this Annual Report.

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
•
Our use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, active pharmaceutical ingredients or drug products when needed or at an acceptable cost.

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

The summary risk factors described above should be read together with the text of the full risk factors in the section titled "Risk Factors" and the other information set forth in this Annual Report, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Annual Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. Our company was founded by global leaders with a transformative approach to peptide drug design and development. Leveraging this expertise, we designed our proprietary Precision Endocrine Peptide™, or PEP™, platform to overcome the key limitations of unmodified and modified peptide therapies and to improve clinical outcomes and simplify disease management for patients. Our PEPs are selectively engineered to have optimized pharmaceutical properties, including extended time-action profiles and consistent drug concentrations with low peak-to-trough concentration ratios, consistent exposure to target tissues, and less frequent dosing. We are advancing a pipeline of novel candidates for endocrine and metabolic disorders with clinically validated targets, established endpoints for regulatory approval, significant unmet medical needs and large potential market opportunities. Our product candidates and programs include:

•
Canvuparatide: Our lead product candidate, canvuparatide (MBX 2109), is a parathyroid hormone peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism, or HP. Leveraging our proprietary PEP platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to parathyroid hormone, or PTH, with convenient once-weekly administration. In a Phase 1 clinical trial, canvuparatide demonstrated a low ratio between the highest concentration of active drug observed after a dose and the concentration of active drug observed immediately prior to the next dose, or peak-to-trough ratio. This result is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. We are currently evaluating canvuparatide in a Phase 2 clinical trial in patients with HP, in which we dosed our first patient in August 2024. In March 2025, we announced completion of enrollment and we anticipate reporting topline data in the third quarter of 2025.
•
MBX 1416: We are advancing MBX 1416, which is designed as a long-acting glucagon-like peptide 1, or GLP-1, receptor antagonist, as a potential therapy for post-bariatric hypoglycemia, or PBH, a chronic complication of bariatric surgery. MBX 1416 is designed as a convenient once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. Results from the Phase 1 clinical trial demonstrated dose-proportional increases in MBX 1416 exposure, a median half-life of 90 hours, supportive of a once-weekly dosing regimen, and, at steady state, the median Tmax was between 36 and 48 hours. MBX 1416 was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We intend to initiate a Phase 2 trial in PBH patients in the second half of 2025.
•
Obesity portfolio: Our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent GLP-1 and glucose-dependent insulinotropic polypeptide, or GIP, receptor co-agonist prodrug with the goal of reducing dosing frequency of and improving efficacy and tolerability relative to existing standards of care. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP co-agonist, and an extended duration of action of the active component of MBX 4291 supporting the potential for once-monthly administration. During our preclinical studies, the concentration of the active component of MBX 4291 was significantly lower than the concentration of tirzepatide during the comparison period. Although we believe MBX 4291 has the potential to be dosed less frequently, less frequent dosing would require a higher dose of MBX 4291. The results observed from our preclinical studies may not necessarily be predictive of the results of later-stage clinical trials that we may conduct. In addition, the study supporting potential duration of MBX 4291 was conducted separately from studies evaluating its effects. MBX 4291 has completed IND-enabling studies with an anticipated investigational new drug, or IND, submission in the second quarter of 2025. Beyond MBX 4291, we have a robust discovery pipeline including multiple programs in the lead optimization stage of development.

Endocrine organs secrete peptide hormones into the blood stream that act on distant organs to calibrate their function and maintain homeostasis, which impact metabolism, growth, reproduction and other bodily functions. Underproduction of a hormone, known as a hormonal deficiency, can lead to endocrine diseases, such as diabetes and HP. In addition to using peptides as hormone replacement therapies, peptide-based drugs have been developed as pharmacologic agents to treat endocrine and other diseases. However, whether as replacement therapies or novel pharmacological actions, these therapeutic peptides often have significant drawbacks. Unmodified peptides often have short half-lives and are rapidly degraded by enzymes and swiftly cleared within minutes to hours by the liver and kidney. This often necessitates frequent daily injections of these peptides, which can result in wide fluctuations of the peptide concentration in the bloodstream leading to diminished effectiveness of the therapy or side effects caused by high levels of the peptide.

Modified peptide therapies have been developed to allow less frequent once-daily and once-weekly dosing regimens. Although these convenient, patient-friendly therapies could increase compliance and result in improved effectiveness in the real-world setting, they can still produce significant fluctuations in peptide blood levels or high peak-to-trough ratios, which can lead to side effects and limit potential efficacy. Therefore, there remains a significant unmet need to develop modified peptide therapies with extended time-action profiles and low peak-to-trough ratios that allow for less frequent injections and have the potential to provide improved efficacy, tolerability and convenience. Leveraging the proprietary technologies in our PEP platform, we are designing and developing novel peptide therapeutics with the goal of achieving four key, distinct attributes: 1) high potency, 2) high target selectivity, 3) half-lives that allow a dosing at weekly or less frequent intervals, and 4) low or flat peak-to-trough ratios to improve tolerability, thereby facilitating higher dosing and greater potential efficacy.

Our platform

We have built our proprietary PEP platform to develop innovative precision peptide therapies that are designed to overcome key limitations of current peptide therapies. We were founded by leaders in the field of peptide discovery and development with the goal of transforming the treatment landscape for endocrine and metabolic diseases with novel, efficacious, safe and convenient treatments. Our PEP platform builds upon the expertise and chemical technologies originally discovered at the Indiana University laboratory of our scientific co-founder, Dr. Richard DiMarchi, who is globally recognized for translational breakthroughs in endocrine pharmacology, including the discovery of the first GLP-1/GIP co-agonist as well as other dual and triple incretin agonists.. Our state-of-the-art, proprietary PEP platform has enabled us to engineer novel product candidates that are designed to have optimized pharmaceutical properties, including a longer duration of action, consistent drug concentrations with low peak-to-trough ratios, and less frequent dosing, which support our goals of improved tolerability, efficacy and potency. We currently rely on the discovery capabilities of Dr. DiMarchi and the Indiana University laboratory, but are continuing to grow and develop our internal discovery and development capacity, including having hired an experienced cross-functional discovery team and built a peptide synthesis laboratory. We have developed a proprietary platform of tools that we believe will allow us to continually design transformative therapies. These proprietary tools and know-how include:

•
Advanced chemical modifications with a goal to provide enhanced physical properties including stability and solubility, increased potency, and multiple mechanisms of action in a single peptide
•
Programmable prodrug technologies that are designed to precisely time the chemical conversion of the prodrug into an active form to reduce peak-to-trough ratios and improve clinical outcomes
•
Fatty acylation aims to increase duration of action for more convenient dosing regimens and compatibility with non-injectable formulations

Our PEP platform is designed to improve clinical outcomes and simplify disease management for patients. Our PEPs are engineered to potentially optimize pharmaceutical properties yielding peptides with extended time-action profiles, convenient dosing regimens and the potential to enhance compliance and improve treatment effectiveness in a real-world setting. PEPs may improve efficacy and reduce adverse events by providing a more continuous, infusion-like exposure to the peptide. We believe that our PEP technology, along with our significant know-how in the synergistic application of these tools, provides the opportunity to discover novel, highly selective and efficacious peptides with extended time-action profiles and low peak-to-trough ratios that may improve on the shortcomings of existing peptide therapies.

Our pipeline

We are leveraging our PEP platform to advance a pipeline of programs to treat both endocrine and metabolic disorders with clinically validated targets, established endpoints for regulatory approval, significant unmet needs and large potential market opportunities. Developing product candidates, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process. We have not yet demonstrated an ability to obtain regulatory approvals. We retain exclusive, worldwide development and commercialization rights to all of our product candidates and discovery programs.

Beyond MBX 4291, we have a robust discovery pipeline including multiple obesity programs in the lead optimization stage of development.

Our strategy

We are building a leading biopharmaceutical company with a focus on endocrine and metabolic disorders. Our mission is to enable patients with these disorders to live fuller and healthier lives through the discovery and development of transformative precision peptide therapies. We are leveraging our propriety PEP platform to significantly improve clinical outcomes by discovering novel treatments that overcome key limitations of current peptide therapies. The key pillars of our business strategy to achieve this mission include:

•
Advance canvuparatide, a potential PTH peptide prodrug therapy, through clinical development to improve outcomes for patients with HP. Canvuparatide leverages our PEP platform and is designed as a long-acting PTH replacement therapy for HP, a rare endocrine disorder that we estimate affects more than 250,000 people throughout the United States and Europe. Canvuparatide is precisely engineered to treat the underlying pathophysiology of HP by achieving a continuous, infusion-like exposure to PTH with a convenient once-weekly dosing regimen. We believe canvuparatide has the potential to transform the HP treatment paradigm by providing dependable control to normalize serum and urinary calcium levels and simplifying treatment through once-weekly dosing that could significantly improve patient outcomes and quality of life. In a Phase 1 clinical trial, canvuparatide demonstrated a low peak-to-trough ratio, which is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. We are currently evaluating canvuparatide in a Phase 2 clinical trial in patients with HP and announced completion of enrollment in this trial in March 2025. We anticipate reporting topline data in the third quarter of 2025.
•
Advance MBX 1416, a long-acting GLP-1 receptor antagonist, through clinical development to potentially address the unmet medical need in patients with PBH. There are currently no FDA-approved therapies for patients who suffer from hypoglycemia after bariatric surgery. We estimate PBH affects more than 90,000 people in the United States, representing a large unmet medical need and significant commercial opportunity. We are developing MBX 1416 to be a long-acting GLP-1 receptor antagonist, a clinically validated mechanism, which is designed to reduce the frequency and severity of hypoglycemic events. In a Phase 1 clinical trial, weekly subcutaneous injections resulted in dose-proportional increases in MBX 1416 exposure and a half-life supporting a once-weekly dosing regimen. MBX 1416 was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We intend to initiate a Phase 2 study in patients with PBH in the second half of 2025.
•
Advance our obesity portfolio, including our lead obesity candidate, MBX 4291, with a focus on improving efficacy, tolerability and dosing frequency compared to existing GLP-1-based therapies. While there have been significant advances in the treatment of obesity, there is a need for better tolerated, more convenient and efficacious treatment options. Our lead obesity product candidate, MBX 4291, is designed as a long-acting GLP-1/GIP receptor co-agonist prodrug. We also have a robust discovery pipeline with multiple development candidates in lead optimization. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP receptor co-agonist, and an extended duration of action of the active component of MBX 4291, supporting the potential for once-monthly administration. In addition to providing a less frequent and more convenient dosing regimen, the extended time-action profile and lower peak-to-trough ratio provide the opportunity to identify an optimal dosing regimen to improve tolerability and potentially increase the maximally attained weight loss, relative to existing, approved GLP-1-based therapies. MBX 4291 has completed IND-enabling studies with an anticipated IND submission in the second quarter of 2025.
•
Leverage our proprietary PEP technology platform and the capabilities of our experienced discovery team to expand our pipeline in endocrine, metabolic and other disease areas. Our focus is on diseases with unmet medical need and clinically validated targets with established endpoints for regulatory approval and large potential market opportunities to allow us to minimize our risk profile and efficiently advance our programs through development and regulatory approval. We are continuing to build upon our discovery capabilities to complement the scientific foundation of our co-founder Dr. DiMarchi. Our initial focus is building out a robust pipeline in endocrine and metabolic disorders. Our PEP platform is also widely applicable in discovering and developing peptides in other therapeutic areas.
•
Build a fully-integrated biopharmaceutical company and selectively evaluate strategic opportunities to maximize the value of our pipeline. We aim to discover, develop, manufacture, and commercialize our endocrine product candidates. We may seek strategic collaborations where we believe the resources and expertise of third-party pharmaceutical or biotechnology companies could accelerate the clinical development or maximize the market potential of our product candidates, or where such collaborations could expand our internal capabilities and PEP platform. In particular, assets within our obesity portfolio may also benefit from a partnership to expand the indications under development, such as type 2 diabetes. We may seek additional partnership opportunities which complement our technologies, with the objective of accelerating our development programs and potentially supplementing our future commercial capabilities.
•
Maintain an entrepreneurial, scientifically rigorous, and inclusive corporate culture where employees are fully engaged and strive to bring improved therapeutic options to patients. We are driven to make a positive impact for patients worldwide and are guided by our core values of transparency, integrity, teamwork, and innovation to help us achieve our mission rapidly, responsibly, and efficiently.

Our platform

Peptide background. Endocrine organs secrete peptide hormones into the blood stream that act on distant organs to calibrate their function and maintain homeostasis, which impact metabolism, growth, reproduction and other bodily functions. Underproduction of a hormone, known as a hormonal deficiency, can lead to endocrine diseases, such as diabetes and HP. Diseases characterized by hormonal deficiencies are optimally treated by replacing the deficient hormone. The development of peptides as endocrine replacement therapies has led to significant advances in the treatment of human disease such as in the treatment of diabetes with insulin.

In addition to using peptides as hormone replacement therapies, peptide-based drugs have been developed as pharmacologic agents to treat endocrine and other diseases. Due to the selective and highly specific nature of the peptide binding to its cognate receptor, peptide drugs typically carry a lower risk of off-target side effects relative to small molecules. Further, peptide therapeutics are typically associated with lower production complexity compared with protein-based biopharmaceuticals and, therefore, the production costs are also lower, generally closer to those of small molecules. More than 80 peptide therapies have been approved, and there are currently more than 150 peptides candidates in clinical trials, and another 400 to 600 in pre-clinical studies. Global sales of peptide-based therapies exceeded $50 billion in 2019, according to the Global Peptide Therapeutics Sales Market Report.

However, whether as replacement therapies or novel pharmacological actions, these therapeutic peptides often have some significant drawbacks. Unmodified peptides often have short half-lives, and are rapidly degraded by enzymes and swiftly cleared within minutes to hours by the liver and kidney. This often necessitates frequent, daily injections of these peptides, which can result in wide fluctuations of the peptide concentration in the bloodstream leading to diminished effectiveness of the therapy or side effects caused by high levels of the peptide. Alternatively, the unmodified peptide can be delivered by a subcutaneous pump infusion to maintain optimal blood levels of the hormone, such as insulin.

Modified peptide therapies have been developed to allow less frequent once-daily and once-weekly dosing regimens. Although these convenient, patient-friendly therapies could increase compliance and result in improved effectiveness in the real-world setting, they can still produce significant fluctuations in peptide blood levels or high peak-to-trough ratios, which can lead to side effects and limit potential efficacy. Therefore, there remains a significant unmet need to develop modified peptide therapies with extended time-action profiles and low peak-to-trough ratios that allow for less frequent injections and have the potential to provide improved efficacy, tolerability and convenience. Leveraging the proprietary technologies in our PEP platform, we believe we are designing and developing novel peptide therapeutics with the goal of achieving four key, distinct attributes: 1) high potency, 2) high target selectivity, 3) half-lives that allow a dosing at weekly or less frequent intervals, and 4) low or flat peak-to-trough ratios to improve tolerability, thereby facilitating higher dosing and greater potential efficacy.

Our PEP Platform. We have built our proprietary PEP platform to develop innovative precision peptide therapies that are designed to overcome key limitations of current peptide therapies by extending the half-life and providing a more continuous, infusion-like exposure to the peptide.

PEPs are designed to overcome limitations of existing peptide therapeutics by demonstrating infusion-like exposure

We have developed a deep understanding of the relationship between the chemical structure and the biologic activity and pharmacokinetic properties to address the current limitations of peptide therapies. We were founded by leaders in the field of peptide discovery and development with the goal of transforming the treatment landscape for endocrine and metabolic diseases with novel, efficacious, safe and convenient treatments. Our platform technology includes patent rights and proprietary technology exclusively licensed from Indiana University and developed in the Indiana University laboratory of our scientific founder, Dr. DiMarchi. A former officer and director, Dr. DiMarchi is not currently an employee of the Company, but acts as the principal investigator under our research agreement with the Trustees of Indiana University, pursuant to which we have the option to license intellectual property developed on our behalf by Dr. DiMarchi. Dr. DiMarchi is not required to devote any specified number of hours to the Company. Dr. DiMarchi and his research team at Indiana University are recognized as global leaders in the peptide field through their groundbreaking approach to peptide drug design and development, including the discovery of the first GLP-1/GIP co-agonist as well as other dual and triple incretin agonists. Leveraging this expertise and know-how, we have built our PEP platform with chemical technology and tools that we are utilizing in developing PEPs with clinically validated targets, established endpoints for regulatory approval, significant unmet medical needs and large potential market opportunities. We believe our state-of-the-art, proprietary PEP platform has enabled us to engineer novel product candidates that are designed to have optimized pharmaceutical properties, including a longer duration of action, consistent drug concentrations with low peak-to-trough ratios, and less frequent dosing, which support our goals of improved tolerability, efficacy and potency. We are continuing to grow and develop our internal discovery and development capacity, including having hired an experienced cross-functional discovery team and built a peptide synthesis laboratory. We have developed a proprietary platform of tools that we believe will allow us to continually design transformative therapies. These proprietary tools and know-how include:

•
Advanced chemical modifications with a goal to provide enhanced physical properties including stability and solubility, increased potency, and multiple mechanisms of action in a single peptide. Advanced chemical modifications, or ACM, of peptides as part of the PEP platform employs the use of native amino acid substitutions, non-native amino acid substitutions, alternative amino acid linkers, and other chemical modifications. The goal of these modifications is to create peptides with enhanced physical properties relative to the existing peptide therapies, improving their utility as drugs. Some typical properties enhanced with ACM are the solubility and stability of the peptide, the potency at the applicable receptor, and importantly, the ability to design more than one mechanism of action into a single peptide sequence such as MBX 4291. ACM is utilized in the design of each of canvuparatide, MBX 1416 and MBX 4291.
•
Programmable prodrug technologies that are designed to precisely time the chemical conversion of prodrug into an active form to reduce peak-to-trough ratios and improve clinical outcomes. This transformative proprietary programmable prodrug technology allows for the insertion of two amino acids that locks the peptide in an inactive form and is transformed to an active drug at an intrinsically controlled (non-enzymatic) rate under physiologic conditions. We can precisely program this rate of activation from minutes to weeks with established design rules. By using modifications intrinsic to the peptide structure, the programmable prodrug approach can avoid the potential toxicity of other means to achieve an extended time-action profile. The prodrug approach enables the design of peptides with more convenient weekly or monthly dosing as well as the potential for greater efficacy and tolerability, relative to shorter acting peptide therapies. This programmable prodrug technology was utilized in designing the canvuparatide and MBX 4291 peptides.
•
Fatty acylation that aims to provide increased duration of action for more convenient dosing regimens and compatibility with non-injectable formulations. Fatty acids can improve the pharmacokinetic profiles and biological activities of peptides by increasing their stability, solubility, and interactions. Fatty acylation of peptides leads to serum albumin binding of the acylated peptide, thereby extending serum half-lives. Fatty acylation has also been utilized to extend the half-life of peptides such as semaglutide and tirzepatide. We apply this fatty acylation to increase the duration of action of our designed peptides, including in the design of canvuparatide, MBX 1416 and MBX 4291.

Our PEP platform is designed to improve clinical outcomes and simplify disease management for patients. Our PEPs are engineered to optimize pharmaceutical properties yielding peptides with extended time-action profiles, convenient dosing regimens and the potential to enhance compliance and improve treatment effectiveness in a real-world setting. PEPs may improve efficacy and reduce adverse events by providing a more continuous, infusion-like exposure to the peptide.

We have developed significant know-how in the synergistic application of these tools to create proprietary PEPs with novel mechanisms of action and enhanced pharmacokinetic profiles. To date, we have designed and tested numerous novel peptides with the PEP technology in in vitro and in vivo trials. This gives us the ability to uniquely and synergistically combine these three aspects of PEP technology to meet our designed target product profile of a new peptide to program a longer duration of action and blood levels with low peak-to-trough ratios, consistent with an infusion-like profile. Given that canvuparatide and MBX 1416 displayed extended time-action profiles in Phase 1 trials as those predicted based on their chemical modifications, we believe we have validated the reproducible nature of the three components of our PEP platform in their ability to yield long-acting peptides. We believe our expertise and nonclinical and clinical experience with our PEP platform will allow us to develop our future programs efficiently.

Our Programs

We are leveraging our proprietary PEP platform to advance a pipeline of programs to treat both endocrine and metabolic disorders with clinically validated targets, established endpoints for regulatory approval, significant unmet needs and large potential market opportunities. We retain exclusive worldwide development and commercialization rights to all of our product candidates and discovery programs. Our lead product candidates and programs include two clinical-stage programs targeting rare endocrine disorders, canvuparatide for the treatment of HP and MBX 1416 for the treatment of PBH, and an advancing obesity portfolio with MBX 4291 through IND-enabling studies and multiple development programs in lead optimization. We believe these programs have significant benefits over current treatment options and these include:

Potential benefits of our programs over current treatment options

Canvuparatide for the treatment of chronic hypoparathyroidism

Our lead product candidate, canvuparatide, is a parathyroid hormone peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of HP. HP is a rare endocrine disease where parathyroid glands fail to produce sufficient amounts of PTH, which is a hormone that regulates calcium levels in the blood through its effects on bone, kidneys and intestines. Leveraging our proprietary PEP platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH with a convenient once-weekly injection. In a Phase 1 clinical trial in healthy adults, canvuparatide demonstrated a low peak-to-trough ratio, which is consistent with a continuous, infusion-like profile, and an extended half-life potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. The FDA has granted Orphan Drug Designation to canvuparatide for the treatment of HP. Orphan Drug Designation does not shorten the development time or regulatory review time of a product candidate and does not provide any guarantee of approval in the regulatory review or approval process. We are currently evaluating canvuparatide in a Phase 2 clinical trial in patients with HP and announced completion of enrollment in this trial in March 2025. We anticipate reporting topline data in the third quarter of 2025.

Overview of chronic hypoparathyroidism

HP is a rare endocrine disease caused by a deficiency of PTH released by parathyroid glands that results in decreased calcium levels in the blood leading to hypocalcemia. Hypocalcemia can result in a variety of acute symptoms, such as muscle cramping or spasm, tingling, and neurological symptoms such as depression, confusion and cognitive impairment. More serious complications can occur, including seizures and cardiac arrhythmias. As a result, HP can interfere with daily activities, negatively impacting the quality of life for patients. We estimate that HP affects approximately 120,000 people in the United States and more than 250,000 in the United States and Europe. The most common cause for HP, in approximately 75% of cases, is inadvertent removal or damage to the parathyroid glands during neck surgery. It can also be caused by certain autoimmune processes and genetic conditions.

Current treatments and limitations

The current standard of care for HP does not address the PTH deficiency, which is the underlying cause of the disease. To avoid hypocalcemia and its symptoms due to PTH deficiency, the current standard of care consists primarily of high doses of oral calcium supplements and active vitamin D. Patients are treated with high dose calcium supplements (approximately 1.8 grams per day, compared to 250 to 500 mg in a multivitamin) and prescription strength active vitamin D therapy, which can require the daily ingestion of approximately seven or more pills taken at multiple times throughout the day. Despite this therapy, symptom relief can be suboptimal and does not address PTH deficiency. In addition, treatment with large doses of calcium and active vitamin D are associated with long-term complications such as cardiovascular disease, vascular calcification and increased urinary calcium excretion, which can result in chronic kidney disease and kidney stones.

As the underlying pathophysiology of HP is a deficiency in PTH, clinicians have used Natpara®, a once-daily, unmodified PTH peptide replacement therapy to treat HP. However, Natpara has a short half-life and does not provide PTH exposure over a full 24-hour period. The inability to provide continuous blood exposure to PTH leads to suboptimal efficacy as patients are unable to stop active vitamin D and calcium supplements. After the recall of Natpara in 2019, Takeda announced in 2022 that it decided to discontinue manufacturing of Natpara on a voluntary basis at the end of 2024 due to unresolved supply issues that are specific to the product and has indicated that it will not re-commercialize the product. Palopegteriparatide, manufactured by Ascendis Pharma, is a once-daily PTH replacement therapy that is approved in the United States and European Union, marketed as Yorvipath® (palopegteriparatide), for the treatment of HP in adults. In Phase 3 trials, palopegteriparatide treatment rendered the majority of patients independent of active vitamin D and calcium supplements (which reduced pill burden), reduced urinary calcium excretion and, by patient-reported-outcome assessments, improved quality of life. We believe there is a need for a more effective therapy, which can ultimately normalize serum and urine calcium levels with a sustained PTH pharmacology, with a more convenient, once-weekly dosing regimen for patients with HP.

Our solution: Canvuparatide

Canvuparatide is designed to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH with a convenient once-weekly injection. Utilizing our PEP platform, we designed canvuparatide to address the narrow therapeutic window of PTH by delivering a consistent exposure to the hormone, thereby maintaining normal serum and urinary calcium levels and reducing the need for vitamin D and calcium supplements. The FDA granted Orphan Drug Designation to canvuparatide for the treatment of HP in July 2022.

Canvuparatide is a fatty acylated prodrug engineered to be biologically inactive at the time of subcutaneous injection and convert to an active PTH peptide in an intrinsically controlled, time-dependent fashion to enable once-weekly administration with reduced fluctuations in peptide concentration. As shown in “A” in the graphic below, canvuparatide features fatty acids at both termini which facilitate binding to plasma proteins like albumin, extending time in circulation. Under physiologic conditions, as depicted in “B”, the prodrug is converted at a precisely controlled rate to the active peptide and an inactive fatty acylated two amino acid metabolite. This conversion step is essential for achieving the desired pharmacokinetic profile. Finally, in “C,” the fatty acylated active drug slowly diffuses from albumin and engages the PTH receptor, increasing calcium levels in the blood. canvuparatide incorporates two independent mechanisms utilizing our PEP technologies — programmable prodrug and fatty acylation — to provide sustained, predictable PTH peptide levels and convenient, once-weekly dosing.

Canvuparatide: Prodrug chemically converts to active drug at a precisely controlled rate

The once-weekly canvuparatide dosing regimen may improve compliance relative to daily PTH dosing regimens, which we believe has the potential to improve effectiveness in a real-world setting. The prodrug design and the fatty acylation are meant to provide an extended time-action profile that allows a once-weekly administration and provides a continuous, infusion-like PTH exposure with a lower daily peak-to-trough ratios than observed with daily PTH dosing regimens. This continuous, infusion-like exposure to canvuparatide may reduce the frequency and severity of events of hypercalcemia and hypocalcemia. Our goal is to simplify and improve the treatment of HP by providing a convenient, once-weekly therapy that addresses the underlying pathophysiology of HP and thereby eliminating the need for complicated treatment regimens with oral calcium supplements and active vitamin D and their long-term complications. By maintaining normal serum calcium levels, canvuparatide aims to reduce episodes of hypercalcemia and hypocalcemia and thereby potentially improve the quality of life of patients living with HP.

Preclinical studies

Canvuparatide normalized serum calcium levels in a preclinical study of rats with surgically removed parathyroid glands, or PTX rats, that induced a PTH deficiency and hypocalcemia. In this study, we administered daily subcutaneous injections of canvuparatide at 7.5 or 15 nmol/kg, for 28 days. As shown in the figure below, canvuparatide normalized serum calcium levels in PTX rats. The results of this study provided proof of concept for canvuparatide to treat HP and served as key data in support of the Orphan Drug Designation for canvuparatide in the United States.

Canvuparatide demonstrated normalized serum calcium level in PTX rats

Phase 1 clinical development and results

We evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of canvuparatide in our completed first-in-human, randomized double-blind, placebo-controlled, single and multiple ascending dose Phase 1 clinical trial in healthy adults. The primary endpoint of the Phase 1 clinical trial was safety and tolerability and secondary endpoints were pharmacokinetics and pharmacodynamic activity of canvuparatide. The key pharmacokinetic endpoints for the active drug were half-life, peak-to-trough ratios and time to reach steady-state. The key pharmacodynamic endpoints for the active drug were changes in albumin-adjusted serum calcium levels and suppression of endogenous PTH secreted by the parathyroid gland.

Five single ascending dose cohorts of healthy adults received subcutaneous placebo or canvuparatide doses ranging between 50 µg and 600 µg, while subjects in the four multiple ascending dose cohorts received four weekly subcutaneous placebo or canvuparatide doses of 200 µg, 400 µg, 600 µg and 900 µg. 36 and 40 adults were randomized into the single- and multiple-dose portions, respectively, of the Phase 1 clinical trial.

Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects being observed. No dose-limiting toxicities or off-target adverse effects were noted. Adverse events were generally mild in nature. Injection site adverse events were the most common treatment-related adverse event, with the most common reaction being a non-raised, painless and non-pruritic red area generally less than 50 mm in diameter, which resolved without intervention. Similar injection site reactions have been observed in trials with daily PTH agents. As expected for a trial investigating the dose range for PTH replacement, hypercalcemia was observed in three subjects each in the single and multiple ascending parts of the trial. These events occurred at the higher dose levels, resolved without intervention and were asymptomatic laboratory findings.

Single and multiple weekly doses of canvuparatide had dose-proportional and time-dependent increases in exposure to the active drug, with low to moderate intersubject variability. We believe these findings support use of a reliable titration regimen across subjects. The half-life of the canvuparatide active drug across all doses was approximately 7.7 to 8.9 days, which we believe supports a once-weekly dosing regimen. Mean peak-to-trough ratios of the active drug following the last dose ranged from 1.47 to 1.79, indicating a continuous, infusion-like profile over a seven-day period. The graphic below shows the mean concentration of active drug for each dose at each measured time post dose.

Plasma concentration-time profile for active drug demonstrated infusion-like profile and supported once-weekly dosing

We observed similar mean serum calcium concentrations in our Phase 1 trial as were observed in the TransCon PTH Phase 1 trial when both agents were estimated to be at steady state, which was after the fourth weekly dose of canvuparatide and day 11 for daily dosing of TransCon PTH, according to the Journal of Bone and Mineral Research. The active component of canvuparatide is highly bound to albumin and the free, unbound fraction is thought to be the biologically-active form able to bind to and activate the PTH receptor, which increases calcium levels in the blood. Using the total serum concentrations of the active component of canvuparatide, which measures both albumin bound and unbound peptide, observed in our Phase 1 trial, we calculated the peak and trough concentrations of the unbound active component of canvuparatide using different assumptions (0.01 to 10%) for the unbound percentage. Based on these calculations, a free, unbound fraction of canvuparatide active of 0.1% yields PTH exposures comparable to the PTH exposure estimates seen in response to TransCon PTH in their Phase 1 study. The cross-study comparison is provided for illustrative purposes only as there is no head-to-head comparison available. Comparing the results from different trials may be unreliable due to factors such as protocol design and trial objectives varying between the trials. Therefore, cross-study comparisons provide limited information about the effectiveness of a product candidate.

Once-weekly canvuparatide increased serum calcium levels assessed by either the maximal increase in serum calcium (Emax,adj) or the total serum calcium levels between injections (AUEC0-t adj) in a dose- and time-dependent fashion. Maximal increases in albumin-adjusted serum calcium, or adj-Ca, were seen approximately 48 hours after injection. At the higher doses, increases in serum calcium were apparent after the first injection, with the effect being nearly maximal after the third weekly injection. These results have demonstrated a dose- and time-dependent effect of canvuparatide in increasing serum calcium levels with an initial effect within days after the first dose and nearly maximal after the third dose.

Maximal increases in serum calcium levels (Emax,adj) after canvuparatide (MBX 2109) weekly injections demonstrated a dose- and time-dependent effect

Once-weekly canvuparatide increased serum calcium levels assessed by the total serum calcium levels between injections (AUEC0-t adj) in a dose- and time-dependent fashion, as shown below.

Total serum calcium levels between canvuparatide (MBX 2109) weekly injections (AUEC0-t, adj)

increased in a dose- and time- dependent fashion

AUEC0-τ, adj (h*mg/dL) (mean (SD))
0
20
40
60
80
100
120
Day:
1 8 15 22
Placebo
200 μg MBX2109
400 μg MBX2109
600 μg MBX2109
900 μg MBX2109

$AUEC_{0\text{-}\tau}$ = area under the effect-time curve during a dosing interval

Increases in serum calcium create a negative feedback response that reduces the endogenous secretion of PTH from the parathyroid glands in these normal adults, which is another pharmacodynamic marker of canvuparatide action. The figure below shows the endogenous PTH at days after the first injection. We observed a dose-dependent reduction in PTH to levels at or below the lower limit of normal for PTH with the maximal effect seen between one and four days after the initial injection of canvuparatide. Suppression of endogenous PTH secretion further substantiated the PTH agonist activity of canvuparatide at the doses evaluated.

Endogenous PTH in healthy subjects decreased after canvuparatide (MBX 2109) weekly injections in a dose- and time-dependent fashion

Ongoing Avail™ Phase 2 clinical trial

We are conducting a randomized double-blind, placebo controlled Phase 2 clinical trial in adult patients with HP, or the Avail trial. The Avail trial evaluates the safety, tolerability and efficacy of canvuparatide over a 12-week period in 64 patients. The primary endpoint of the Phase 2 clinical trial is the proportion of patients who can discontinue active vitamin D and reduce calcium supplements to less than or equal to 600 mg per day after 12 weeks of treatment while maintaining normal serum calcium levels. Secondary endpoints include safety and tolerability of canvuparatide and characterization of the pharmacokinetics and pharmacodynamic activity (including urine calcium, serum phosphorus, 1,25 dihydroxyvitamin D and bone biomarkers) and the impact on quality of life using patient-reported outcome tools.

In the Avail trial, patients are randomized (1:1:1:1) to weekly subcutaneous injections of placebo or 400 µg, 600 µg, and 800 µg of canvuparatide. The 12-week treatment period is comprised of a 4-week fixed dose period and a 8-week titration period. During the titration period, patients who have not been able to discontinue active vitamin D and/or reduce calcium supplements may up-titrate the study drug using a protocol-specified algorithm. Patients completing the 12-week treatment period will be eligible to participate in a 104-week long-term extension study in which all patients will receive canvuparatide.

The Avail trial began in 2024 and we announced completion of enrollment in this trial in March 2025. We anticipate reporting topline results in the third quarter of 2025.

We believe there is a regulatory pathway for approval of PTH replacement therapy in HP. The general design and the primary endpoint analysis used in the Phase 3 trial is anticipated to be similar to that used for the Phase 3 trial supporting approval of Yorvipath, a daily PTH replacement therapy, for the treatment of HP in adults in the United States and EU.

MBX 1416 for the treatment of post-bariatric surgery hypoglycemia

We are developing MBX 1416, a long-acting GLP-1 receptor antagonist, as a potential treatment for PBH. MBX 1416 is designed to block pathologic increases in GLP-1 released following a meal, which increases lead to hyperinsulinemia and may result in hypoglycemia. By inhibiting GLP-1-induced hyperinsulinemia in patients with PBH, MBX 1416 is designed to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events with convenient once-weekly administration. In a Phase 1 clinical trial, weekly subcutaneous injections resulted in dose-proportional increases in MBX 1416 exposure and a half-life supporting a once-weekly dosing regimen. MBX 1416 was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We intend to initiate a Phase 2 study in patients with PBH in the second half of 2025.

Post-bariatric surgery hypoglycemia

PBH is a rare, serious and chronic complication of bariatric surgery typically occurring six months or later after surgery. We estimate PBH affects more than 90,000 people in the United States. In PBH, pathologic increases in GLP-1 are released following a meal leading to hyperinsulinemia, or excessive levels of insulin, that may result in hypoglycemia, or low blood glucose. Hypoglycemic symptoms may include confusion, weakness, dizziness, blurred vision, loss of consciousness and seizures. The unpredictable onset of hypoglycemia and anxiety due to fear of hypoglycemia significantly negatively impact the quality of life in patients with PBH.

While GLP-1-based therapies have been recently approved to treat obesity and its co-morbidities, people with severe obesity, defined as a BMI ≥40 kg/m2, often can require a greater degree of weight loss than these current therapies can achieve. According to the CDC, the prevalence of severe obesity in the United States in adults over 20 years increased from 4.7% in 2000 to 9.2% in 2018. Bariatric surgery still remains the most efficacious means of treating severe obesity. Bariatric surgeries have increased by approximately 23% since 2017 to approximately 280,000 in the United States in 2022, according to the American Society for Metabolic and Bariatric Surgery. Further, the use of bariatric surgery to address severe obesity and related comorbidities has increased by more than 50% over the past decade from 2011 to 2022, according to the Journal of the American Heart Association, with further increases expected due to the use of bariatric surgery to treat severe obesity and its co-morbidity of type 2 diabetes. The most commonly employed bariatric procedures are Roux-en-Y gastric bypass, or RYGB, and sleeve gastrectomy, or SG, which represent approximately 75% of bariatric surgeries performed annually. We estimate that PBH impacts up to approximately 13% and approximately 2% of patients who undergo RYGB and SG, respectively.

Following a meal, nutrients are absorbed from the upper small intestine causing blood glucose levels to increase. In response to increasing glucose levels, GLP-1 is released from intestinal L-cells which augments insulin release from the pancreas to maintain euglycemia, or normalized blood glucose levels. Following RYGB and SG, the transit of nutrients from the stomach to the upper small intestine is markedly increased, which requires more rapid GLP-1 and insulin secretion to maintain euglycemia. In PBH, GLP-1 release following a meal is excessive which results in a pathologic increase in insulin release from the pancreas leading to hyperinsulinemia and hypoglycemia. The figures below show concentrations of blood glucose, insulin, and GLP-1 after a meal in patients with hypoglycemia resulting from RYGB, asymptomatic patients following a RYGB, and non-surgical controls. Both peak GLP-1 and peak insulin levels are higher and the lowest blood glucose levels are lower in patients with PBH than in patients without hypoglycemia following bariatric surgery.

Patients with PBH have higher GLP-1 and insulin levels and lower blood glucose relative to normal subjects or post-bariatric surgery patients without PBH

Source: J Clin Endocrinol Metab 103: 2815-2826, 2018

Patients with PBH can experience symptomatic hypoglycemia sometimes multiple times a day. Hypoglycemia also causes a shortage of glucose in the brain, or neuroglycopenia. Neuroglycopenic symptoms, such as confusion, weakness, dizziness, blurred vision, loss of consciousness and/or seizures may develop, which can result in emotional and physical trauma to the individual.

The unpredictable nature and severity of hypoglycemic episodes can meaningfully hinder daily activities. As a result, the patient burden is substantial with some patients unable to drive, work, or live alone, leading to a significant negative impact on a patient’s quality of life.

Current treatments and limitations

There are currently no FDA-approved pharmacologic therapies for PBH. The current treatment options to reduce the frequency and severity of hypoglycemic episodes focus on dietary interventions and secondarily on the use of off-label medications with unproven effectiveness for patients with PBH and significant effect profiles. While glucagon is used as a rescue therapy to treat severe hypoglycemic events, it does not prevent hypoglycemia from occurring. In certain patients with severe, intractable hypoglycemia, surgical reversal of the bariatric procedure may be considered.

GLP-1 antagonism as a clinically validated solution for PBH

Use of a GLP-1 inhibition-based mechanism has been clinically validated as a potential therapy to reduce the frequency and severity of hypoglycemic episodes in patients with PBH. When administered to patients with PBH, exendin (9-39), a short-acting, unmodified GLP-1 receptor antagonist, prevents hyperinsulinemia and blood glucose levels from decreasing into the hypoglycemic range. In a study in patients with PBH, patients who received treatment with exendin (9-39) did not experience hyperinsulinemia and blood glucose levels remained in the euglycemic range after a meal. On the other hand, without treatment with exendin (9-39), blood glucose levels in patients can decrease into the hypoglycemic range and rescue therapy was needed to avert symptomatic hypoglycemia after a meal.

Our solution: MBX 1416

MBX 1416 is a long-acting GLP-1 receptor antagonist that is designed to prevent GLP-1 from augmenting insulin release to cause hyperinsulinemia following a meal and thereby prevent the occurrence of severe hypoglycemia in patients with PBH. Unlike exendin (9-39), which is derived from a non-human sequence, we have engineered the amino acid sequence derived from a segment of human GLP-1 to improve immunogenicity. MBX 1416 binds to the GLP-1 receptor but lacks the ability to activate the receptor, acting as a competitive antagonist of GLP-1. Leveraging our PEP platform, we aim to improve the pharmaceutical properties of the GLP-1 sequence required to inhibit GLP-1 action by chemically modifying the amino acid backbone to achieve enhanced potency, stability and solubility, relative to the corresponding, unmodified GLP-1 sequence. To achieve sustained exposures able to support once-weekly dosing, fatty acylation has been incorporated to enhance binding to albumin from which the peptide is slowly released. Leveraging the clinically validated GLP-1 antagonist approach, MBX 1416 has the potential to be the first pharmacologic therapy to prevent and reduce the severity of hypoglycemia in patients with PBH with convenient once-weekly administration.

Our goal is for MBX 1416 to improve the quality of life in patients with PBH by reducing the burden of living with the unpredictable nature of hypoglycemia and anxiety from fear of suffering the potentially severe adverse clinical outcomes from hypoglycemia. We aim to do this by reducing the frequency and decreasing the severity of hypoglycemic episodes.

Preclinical studies

In in vitro studies, MBX 1416 inhibited GLP-1 receptor activation and was approximately a six to nine times more potent inhibitor than exendin (9-39). By blocking GLP-1 action, GLP-1-induced augmentation of insulin release is blocked. The ability of MBX 1416 and exendin (9-39) to block GLP-1 receptor activation were evaluated in an in vitro GLP-1 receptor assay. In in vitro receptor assays, the concentration required to inhibit 50% of GLP-1 action was 54 nM and 503 nM for MBX 1416 and exendin (9-39), respectively.

We established the proof of mechanism for MBX 1416 inhibition of GLP-1 action in an in vivo model. In a diet-induced obesity mouse model, we evaluated whether MBX 1416 could block the ability of semaglutide, a GLP-1 agonist, to reduce food intake. In this study, on days 0, 1 and 2, rodents were administered semaglutide alone, MBX 1416 alone or semaglutide in combination with MBX 1416. In the graph below, semaglutide is shown to inhibit food intake. However, this inhibition was blocked by the administration of MBX 1416 with semaglutide. MBX 1416 administered alone did not affect food intake. These data provide in vivo evidence for the clinical potential of MBX 1416-induced inhibition of GLP-1 action.

MBX 1416 induces inhibition of GLP-1 action when administered in combination with semaglutide in an in vivo model

In rodent and non-human primate toxicology studies of up to four weeks in duration, no clinical signs of toxicity were observed.

Phase 1 clinical development and results

We evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of MBX 1416 in a randomized, double-blind, placebo-controlled, single- and multiple- ascending dose, first-in-human Phase 1 clinical trial in healthy adults. The primary endpoint of the Phase 1 clinical trial was to evaluate the safety and tolerability of MBX 1416. Secondary endpoints were to evaluate the pharmacokinetic profile of MBX 1416 to establish the time-action profile to support a once-weekly dosing regimen and to utilize pharmacodynamic parameters (e.g., blood glucose, insulin, c-peptide levels) obtained during a mixed meal tolerance test to select a range of MBX 1416 doses to advance into the next phase of development.

The single ascending dose portion of this Phase 1 trial evaluated subcutaneous MBX 1416 doses of 10 mg, 30 mg, 100 mg and 200 mg, in eight healthy adults per cohort randomized 3:1 (six MBX 1416; two placebo in each cohort). The multiple ascending dose portion of the trial evaluated four weekly subcutaneous doses of placebo and doses of MBX 1416 at 10 mg, 30 mg in two 15 mg injections, and 30 mg in a single injection in four cohorts in eight healthy adults per cohort (six MBX 1416; two placebo in each cohort). An additional cohort assessed potential drug-drug interaction of MBX 1416 on rosuvastatin exposure and on gastric emptying.

MBX 1416 was generally well-tolerated with a favorable safety profile and no dose-related serious adverse events. Injection site adverse events were the most common treatment-related adverse event, with the most common reaction being a non-raised and non-pruritic red area, which resolved generally within about seven days and with little or no pain. Similar injection site reactions have been observed with other peptide therapeutics. Except for adverse events related to the injection site reactions, no pattern or imbalance between MBX 1416 and placebo were observed for any adverse event. No clinically meaningful changes were observed in laboratory values, including glucose and hematology values, in vital signs or body weight, or in electrocardiogram findings.

Pharmacokinetic data from our Phase 1 clinical trial showed that weekly subcutaneous injections resulted in dose-proportional increases in MBX 1416 exposure over the 10mg to 200mg dose range, with low intersubject variability. In the multiple ascending dose cohort, the median half-life of MBX 1416 was approximately 90 hours, supporting once-weekly administration. Steady state was achieved by the third dose, and at steady state, the median Tmax was between 36 and 48 hours.

The graph below shows the mean serum concentration of MBX 1416 over time following dosing, from the single- and multiple-ascending dose cohorts of the Phase 1 trial, illustrating the dose-proportionality and half-life of MBX 1416.

Dose-proportional increases in mean MBX 1416 concentrations

with increasing doses

In the mixed meal tolerance test portion of the trial, we observed an increase in GLP-1 within 60 minutes following the meal in patients dosed with MBX 1416, suggesting a pharmacodynamic effect in healthy volunteers that could potentially translate into a therapeutic benefit in PBH patients. No meaningful changes were observed in other parameters such as glucose, insulin, and c-peptide, as expected in healthy volunteers. The graph below shows the increase in placebo-adjusted GLP-1 peak from baseline following a mixed-meal tolerance test, conducted one day after the second and fourth doses of MBX 1416.

Change from baseline (CFB) in placebo-adjusted GLP-1 serum concentration following mixed-meal tolerance test

In our drug-drug interaction cohort, MBX 1416 had no meaningful effect on rosuvastatin exposure, a commonly prescribed statin. We also evaluated the impact of MBX 1416 by measuring serum concentrations of acetaminophen dosed with MBX 1416 versus alone. Consistent with the expected effect of GLP-1 antagonism, we observed an increase in acetaminophen exposure over the first hour following dosing in the presence of MBX 1416 compared to acetaminophen alone. We also observed a slight increase in rosuvastatin exposure in the absorption phase in the presence of MBX 1416 compared to rosuvastatin administration alone, which we believe is likely due to this accelerated gastric emptying, rather than a direct inhibitory effect of MBX 1416 on the transporters that mediate rosuvastatin cellular uptake, ie, OATP1B1 and OATP1B3. The graph below shows the mean acetaminophen and rosuvastatin serum concentrations after dosing, showing the slightly elevated exposure of acetaminophen and rosuvastatin in the first hour. We believe that these results indicate that MBX 1416 can be administered without a significant impact on statin usage and dosing.

Acetaminophen and rosuvastatin mean serum concentration over time following dosing, dosed with and without MBX 1416

We intend to initiate a Phase 2 study in patients with PBH in the second half of 2025.

Obesity portfolio

Obesity is widely recognized as a global epidemic which imposes a substantial health care burden and is associated with significant co-morbidities. We believe that we are well positioned to deliver an array of differentiated obesity candidates offering treatment flexibility to improve patient outcomes. Based on the significant unmet need, we see a potentially large commercial opportunity for our obesity portfolio.

Leveraging our PEP platform, we are discovering and developing candidates with optimized pharmacokinetic profiles and pharmacologic attributes to potentially improve on the current treatments for obesity and related co-morbidities. We are engineering our candidates to extend the time-action profile and to potentially improve tolerability, thereby providing the potential for higher doses leading to greater weight loss than can be achieved with existing therapies. We are prioritizing candidates targeting clinically validated mechanisms for weight loss and are focusing on discovering peptides that target multiple unique receptors. Our obesity portfolio currently includes one product candidate, MBX 4291, for which we have completed IND-enabling studies, and a robust discovery pipeline with multiple development programs in lead optimization.

MBX 4291 for the treatment of obesity

Our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent GLP-1/GIP receptor co-agonist prodrug that reduces dosing frequency with a goal of improving tolerability and efficacy relative to existing standards of care. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP co-agonist, and an extended duration of action of the active component of MBX 4291, supporting the potential for once-monthly administration. MBX 4291 has completed IND-enabling studies with an IND submission anticipated in the second quarter of 2025.

Obesity

Obesity is a common and costly chronic condition leading to significant morbidity and mortality. According to the CDC, an estimated 42% of U.S. adults aged 20 and over have obesity (BMI≥30 kg/m2) as of 2018, including 9% of adults with severe obesity (BMI≥40 kg/m2), and another 31% of adults who are overweight (BMI between 25.0 and 29.9 kg/m2). Based on the CDC’s 2018 prevalence rates, we estimate that at least 190 million adults in the United States are obese or overweight.

Obesity leads to co-morbidities that have a significant impact on the health. Obesity associated co-morbidities include illnesses such as type 2 diabetes, hypertension, dyslipidemia, sleep apnea, osteoarthritis, metabolic dysfunction associated steatohepatitis, infertility, heart failure, stroke, coronary artery disease, venous thromboembolic disease, gall stones, disease, depression and certain types of cancer. These co-morbidities have a negative impact on the quality and quantity of life, reduce productivity and impose a substantial economic cost on society.

Current treatments and limitations

Initial treatment options for people with obesity focus on a combination of diet, exercise and lifestyle modifications. The American College of Cardiology, or the ACC, and American Association of Clinical Endocrinologists, or the AACE, recommend people with obesity should initially be prescribed aerobic exercise and resistance training, a reduced calorie diet, and behavioral intervention. Behavioral modification therapy typically results in only modest weight loss that is often not sustained. Therefore, surgery and pharmacological treatment are often required.

The AACE guidelines recommend that pharmacotherapy combined with lifestyle modifications be considered in individuals with a BMI of at least 27 kg/m2. GLP-1 receptor mono-agonists have been approved by the FDA and EMA for obesity, such as Wegovy® (semaglutide) and Saxenda® (liraglutide). Recently the first GLP-1/GIP receptor co-agonist, Zepbound® (tirzepatide), has been approved for obesity. In a head-to-head study in overweight and obese subjects with type 2 diabetes, tirzepatide, the GLP-1/GIP receptor co-agonist, provided statistically and clinically meaningful greater weight loss, relative to semaglutide, the GLP-1 receptor mono- agonist. Based on demonstrating reductions in the risk of heart attack, stroke, or cardiovascular disease-related death, a weight loss drug (Wegovy) has been approved by the FDA to reduce the risk of major cardiovascular events in overweight or obese individuals with cardiovascular disease and no prior history of type 2 diabetes.

While the current GLP-1-based agonists represent significant and clinically meaningful advances in the treatment of obesity, they require weekly injections and can be associated with significant GI side effects such as nausea, diarrhea, constipation, and vomiting. These side effects often lead to reduced adherence and increased discontinuation, thereby limiting a patient’s ability to lose weight. The availability of better tolerated agents with weight loss equal to or exceeding the approved GLP-1 receptor mono-agonist therapies or more efficacious GLP-1/GIP receptor co-agonist therapies would be a clinically meaningful therapeutic advance for people with obesity and its co-morbidities. We believe that our PEP technology can improve on the shortcomings of existing pharmacologic weight loss therapies through the discovery of novel, highly selective and efficacious peptides with extended time-action profiles and the flexibility to utilize dosing regimens that may improve efficacy and tolerability.

Our solution: MBX 4291

Leveraging our PEP technology, we have engineered MBX 4291, a highly selective and potent GLP-1/GIP receptor co-agonist with an extended time-action profile and have advanced this product candidate into IND-enabling studies for the treatment of obesity. MBX 4291’s GLP-1/GIP co-agonist approach has been clinically validated in providing a similar activity profile and body weight loss in mice relative to dual agonist approaches in existing therapies, such as tirzepatide. MBX 4291 was designed to achieve an extended time-action profile to reduce dosing frequency and improve GI tolerability. MBX 4291 has demonstrated the desired pharmacokinetic profile by utilizing two independent mechanisms – programmable prodrug and fatty acylation. When injected subcutaneously, MBX 4291 is an inactive prodrug that at physiological conditions will slowly and precisely convert in an intrinsically controlled, time-dependent fashion to the active drug. Additionally, we incorporated fatty acylation into the peptide to enhance binding to albumin from which the active peptide is slowly released to interact with its cognate receptors. The combination of the prodrug and fatty acylation approaches to MBX 4291 provides the potential for a once-monthly dosing regimen. We believe that our proprietary PEP platform and know-how provide significant optionality in devising dosing regimens that could lead to clinically meaningful improvements in tolerability and increase the maximally attained weight loss, relative to existing, approved GLP-1-based therapies.

The graphic below illustrates the use of our PEP technology in the design of MBX 4291. The helix represents the active drug’s ability to bind both the GLP-1 and GIP receptors. The “tails” at each end of the molecule represent lipids, or fatty acylations. The “zig-zag” at the N-terminus represents our prodrug sequence, which activates the drug at a precise rate under physiological conditions, and without requiring enzymatic intervention. We believe activity over one month at GLP-1 and GIP receptors will be enabled by the combination of the prodrug and fatty acylation utilizing our PEP platform.

While the design of MBX 4291 utilized similar, clinically validated mechanisms to prolong half-life as those used in designing canvuparatide, including prodrug and fatty acylation, with its extended half-life, additional prodrug modifications were made to extend the time-action profile beyond that seen with canvuparatide potentially allowing for a once-monthly dosing regimen. We believe MBX 4291 has the potential to be a safe and efficacious therapy that will help people achieve their weight loss goals and improve their overall health.

Preclinical studies

The active component of MBX 4291 has demonstrated a similar activity profile and body weight loss in mice as the clinically-validated and approved weight-loss drug, tirzepatide, in in vitro studies. In the in vitro study in cells expressing the human GLP-1 or GIP receptors, MBX 4291 active drug binds to GLP-1 and GIP receptors with the same activity as tirzepatide, as shown in the graphs below.

In vitro receptor binding of MBX 4291 active drug has similar activity in binding to the

GLP-1 and GIP receptors as tirzepatide

The MBX 4291 active drug was compared to tirzepatide in diet-induced obesity, or DIO, rodent models, which are commonly used to assess weight loss of agents being evaluated as clinical development candidates. In this study, eight mice were subcutaneously dosed daily with the MBX 4291 active drug and eight with tirzepatide for ten days and weight and food intake were assessed each day. As shown in the graphs below, MBX 4291 active drug produced similar reductions in body weight and food intake as tirzepatide.

MBX 4291 active drug produced similar reductions in body weight and food intake as tirzepatide in DIO mouse model

As metabolism and albumin turnover rates in non-human primates more closely resemble humans than rodents, non-human primates were used to assess the conversion of MBX 4291 to the active drug and overall pharmacokinetic profile. The figure below shows the pharmacokinetic profile observed in a preclinical study of two non-human primates dosed with MBX 4291, and two dosed with tirzepatide. After a single, subcutaneous MBX 4291 injection, peak exposure to the biologically active component of MBX 4291 occurred 4-5 days later. This reflects the prodrug design, in which the biologically inactive prodrug converts into the active peptide in a time-dependent fashion, allowing an extended duration of action for the biologically active component of the compound. In contrast, peak exposure to tirzepatide, which is itself the active compound, occurred within 24 hours of injection as shown in the below figure. In addition, the decline in exposure to the active component of MBX 4291 was flatter than the more rapid reduction in tirzepatide exposures, which requires weekly dosing because of its loss in efficacy after one week. Based on this observed pharmacokinetic profile, which illustrates the prodrug and fatty acylation mechanisms, we believe MBX 4291 has the potential to be dosed less frequently than the once weekly dosing required for tirzepatide in humans. The mean concentration of tirzepatide ranged from a maximum of 387 nM at 12 hours to 50.0 nM at 168 hours, whereas the mean concentration of the active component of MBX 4291 ranged from a maximum of 5.05

nM at 96 hours to 3.96 nM at 168 hours and 0.615 nM at the final measurable concentration at 456 hours. Based on the findings in the figure below, it appears that less frequent dosing would necessarily require a higher dose, and possibly an adjustment based on the prodrug conversion and fatty acylation mechanisms. We believe the observed slower flatter decline in mean active drug concentration may allow us to find a dosage for MBX 4291 that can maintain an appropriate active concentration of MBX 4291 within the therapeutic window for longer, without dosing once a week.

MBX 4291 active drug demonstrated extended time-action profile compared to tirzepatide that may support once-monthly dosing

1,000
100
10
1
0.1
Mean Concentration (nM)
0
168
336
504
Time (Hours)
50 nmol/kg MBX 4291 (Prodrug)
50 nmol/kg MBX 4291 (Active)
50 nmol/kg tirzepatide

We have completed IND-enabling studies of MBX 4291. IND submission is anticipated in the second quarter of 2025, with the goal of moving to first-in-human trials in healthy obese adults as soon as possible.

License agreement

Indiana University Research and Technology Corporation Exclusive License Agreement

In June 2020, we entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation, or IURTC, a non-profit corporation organized under the laws of the State of Indiana, represented by The Trustees of Indiana University, or IU, pursuant to which we have been granted an exclusive, royalty-bearing license to certain IURTC patent rights, or the Licensed Intellectual Property, developed by Dr. DiMarchi and other collaborators, to further scientific research, for new product development, and for other applications in public interest, such license, the IURTC License Agreement. In particular, we have been granted an exclusive, royalty-bearing license to make, have made, use, have used, offer to sell, have offered for sale, sell, have sold, import and have imported products that are covered by the Licensed Intellectual Property, or Licensed Products, with the right to sublicense to third parties. IURTC and IU have retained the right to (i) practice and use the Licensed Intellectual Property for non-commercial educational, research, and patient care and treatment purposes, and (ii) permit other non-profit and academic entities to practice and use the Licensed Intellectual Property for the same non-commercial purposes. Under the IURTC License Agreement, we agreed to use commercially reasonable efforts to develop, promote and sell Licensed Products in accordance with the IURTC License Agreement and any applicable laws. The IURTC License Agreement leverages IURTC’s expertise in peptide therapies as well as our scientific, clinical, and regulatory capabilities to accelerate the development of peptide treatments for people with endocrine and metabolic disorders. MBX 2109, MBX 1416 and MBX 4291 are Licensed Products under the IURTC License Agreement. Any future product candidates developed pursuant to our sponsored research agreement with IU or otherwise covered by the Licensed Intellectual Property may be subject to the IURTC License Agreement.

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

On January 5, 2024, we and IURTC entered into a fourth amendment to the IURTC License Agreement, or the Fourth Amendment. The Fourth Amendment specifies IURTC is entitled to the receipt of additional clinical and, as defined in the Fourth Amendment, up to an aggregate of $9.0 million. Following the execution of the Fourth Amendment, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments total up to $9.3 million.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if our product candidates receive marketing approval. As a key part of our product development approach, we aim to complete formulation work at an early stage of development, such that our clinical studies are conducted with a formulation that has the potential for eventual scale-up. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities

Commercial strategy

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of any of our approved future drugs if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. We expect to manage sales, marketing and distribution through a combination of internal resources and third-party relationships. In addition, we will opportunistically explore commercialization partnerships, particularly with entities that have strong capabilities in geographies outside the United States and depending on the specific development path pursued. For more specialized indications, we would consider commercializing our product candidates independently. For example, we believe the patient and prescriber populations for HP and PBH are relatively concentrated, with significant overlap, and can be addressed with a focused sales team. We also do not believe any existing pharmaceutical companies have significant expertise in the commercialization of therapies in the PBH specific area. We will, however, continuously review our partnering strategy in the light of new clinical data and market understanding. As our current and future drug candidates progress through clinical development, our commercial plans may change. Clinical data, the size of the development programs, the size of our target markets, the size of the requisite commercial infrastructure and manufacturing needs may all influence our commercialization strategies.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates. This may include other peptide companies using similar approaches or other types of therapies, such as small molecule, antibody, and/or protein therapies.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and approved products than we do today. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We also compete with these companies in recruiting, hiring, and retaining qualified scientific and management talent, establishing clinical trial sites and patient registration for clinical trials, obtaining manufacturing slots at contract manufacturing organizations. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, particularly if they represent cures, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their potential efficacy, safety, convenience, and availability of reimbursement.

Our most direct competitors with respect to HP include:

•
Ascendis Pharma currently has Yorvipath approved and marketed in the United States and EU for the treatment of HP in adults.
•
AstraZeneca is developing eneboparatide, an investigational once-daily injectable PTH receptor 1 agonist, for the treatment of HP in adults. Eneboparatide is currently in Phase 3 clinical development.
•
Extend Biosciences announced results in May 2023 from a Phase 1 clinical trial investigating injectable EXT608, a long-acting PTH(1-34) using D-VITylation technology, and that they intend to move directly into a Phase 2a clinical trial. Extend also states that it is pursuing a once-weekly option.
•
Septerna, Inc. was previously investigating a daily oral parathyroid hormone 1 receptor, or PTH1R, agonist (SEP-786) in a Phase 1 clinical trial in healthy volunteers in Australia. In February 2025, Septerna announced the discontinuation of the Phase 1 clinical trial due to unanticipated severe (Grade 3) events of elevated unconjugated bilirubin levels.
•
Calcilytix Therapeutics is investigating a small molecule targeting CaSR, or calcium sensing receptor, for the treatment of autosomal dominant hypocalcemia type 1. The commencement of a Phase 3 clinical trial in patients was announced near the end of 2022.
•
In 2015, Natpara was approved for once-daily subcutaneous injection as an adjunct to vitamin D and calcium in patients with hypoparathyroidism. Natpara has not demonstrated an ability to reduce incidences of hypercalcemia, hypocalcemia, or hypercalciuria relative to conventional therapy in treated patients, and was recalled in 2019 and was discontinued by Takeda at the end of 2024. Natpara is currently only available via a compassionate use program.
•
Our most direct competitors with respect to PBH include:
•
In May 2020, Xeris Pharmaceuticals announced results from a Phase 2 proof-of-concept study of a ready-to-use glucagon injector but has not announced any updates on its PBH program since then.
•
Vogenx is developing mizagliflozin for treatment of PBH, and in June 2023 announced results from a Phase 2 single ascending dose trial evaluating mizagliflozin in patients with PBH. In February, Vogenx they completed enrollment for its their second Phase 2 clinical trial. Mizagliflozin is designed to inhibit sodium dependent glucose cotransporter 1.
•
In July 2024, Amylyx Pharmaceuticals Inc., or Amylyx, announced its acquisition of avexitide (exendin 9-39) from Eiger BioPharmaceuticals, Inc., or Eiger, as a once or twice daily subcutaneous injection of a selective GLP-1 antagonist, which has received Breakthrough Therapy and Orphan Drug Designation from the FDA. Eiger previously completed Phase 2 clinical trials for avexitide in 2021. Amylyx is currently conducting a Phase 3 trial in patients with PBH and expects top line results in 2026.
•
Recordati is developing Signifor (pasireotide injection) for the treatment of PBH. A Phase 2 trial (PASIPHY) is currenty in progress and results are expected in early 2025.

•
Our most direct competitors with respect to obesity include:
•
Eli Lilly and Company has several obesity compounds approved and under development, including: tirzepatide—expanding indications and labeling of Zepbound (tirzepatide) via the potential addition of long-term usage data, as well as data showing long-term reductions in cardiovascular-related mortality. Orforglipron, an oral (non-peptide) GLP-1 receptor agonist currently in phase 3 trials. Retatrutide, a tri-agnoist targeting GLP-1, GIP and glucagon currently in Phase 3 clinical development.
•
Novo Nordisk has several obesity compounds approved and under development, including: semaglutide – expanding indications and labeling of Wegovy (semaglutide). Novo received FDA approval on March 8, 2024 for reducing the risk of heart attacks, strokes and cardiovascular-related death in patients with heart disease and who are overweight or obese. Amycretin, a fusion peptide, that acts on GLP-1 as well as amylin receptors expected to enter Phase 2 clinical trials in H2 2024 with both injectable and oral formulations being evaluated. CagriSema, a combination of semaglutide and cagrilinitide, a dual amylin and calcitonin receptor agonist, administered as a single, once-weekly injection currently in Phase 3 clinical development. NN9541 a potential once-weekly oral GLP-1/GIP receptor co-agonist has completed Phase 1 clinical development and is currently in Phase 2 clinical development as an injectable. NNC0480-0389, a potential once-weekly injectable GIP receptor agonist to be co-administered with semaglutide has completed Phase 1 clinical development. INV-202 (NN9441) and INV-347 are two potential once-daily, oral cannabinoid receptor-1 (CB1R) inverse agonists currently in Phase 2 clinical development. INV 202 (NN9441) and INV-347 were acquired by Novo in late 2023 through their acquisition of Inversago Pharma.
•
Amgen is developing MariTide/AMG-133 (maridebart cagraglutide), a fused/conjugated molecule combining a GLP-1 receptor agonist with a GIP receptor antagonist, as a potential once-monthly injectable currently in Phase 2 clinical development.
•
Carmot Therapeutics, acquired by Roche in January 2024, is developing CT-868, CT-388, and CT-996 for obesity (with or without type 1 or type 2 diabetes). CT-388 is a potential weekly, injectable GLP-1/GIP receptor co-agonist. CT-868 is being targeted for obesity with type 1 diabetes and is a once-daily injectable and CT-996 is a potential once-daily oral for type 2 diabetes and obesity. Both CT-388 and CT-868 are in Phase 2 clinical development and CT996 has completed Phase 1 clinical development and will be moved to Phase 2.
•
Pfizer is developing danuglipron, a potential twice-daily oral (non-peptide) GLP-1 receptor agonist currently in Phase 3 clinical development.
•
Viking Therapeutics is developing VK-2735, a potential once-weekly subcutaneous injectable GLP-1/GIP receptor co-agonist currently in Phase 2 clinical development. Viking is also developing an oral formulation of VK-2735, having initiated Phase 2 clinical development in January 2025.
•
Zealand Pharma is developing three obesity compounds. Petrelintide, a long-acting, once-weekly amylin analog currently in Phase 2b clinical development, is being jointly developed in collaboration with Roche. It is being developed both as a standalone therapy and in combination with Roche’s incretin candidate, CT-388. Dapiglutide, a long-acting GLP-1/GLP-2R receptor co-agonist is currently in Phase 2 clinical development. Survodutide, a long-acting once-weekly injectable GLP-1/glucagon receptor co-agonist is currently in Phase 3 clinical development. Survodutide was co-invented by Boehringer Ingelheim who is leading development of the candidate.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trademarks, copyrights and trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary and intellectual property position. We additionally may rely on regulatory and other protections afforded through data exclusivity, market exclusivity and patent term extensions, where available.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and trade secrets related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. A discussion of risks relating to intellectual property is provided under the section titled “Risk factors—Risks related to our intellectual property”

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Our patent portfolio includes issued patents and pending patent applications exclusively in-licensed from IURTC relating to our PEP technology and product candidates. We also have company-own patent applications directed to one of our product candidates.

With respect to our PEP technology, as of February 2025, we exclusively in-license from IURTC two issued patents, in Japan and Mexico, with claims directed to composition of matter relating to peptide prodrugs with fatty acylation linked via a non-enzymatic self-cleaving dipeptide, each with an expected expiration date of 2029, not including any patent term adjustments or patent term extensions.

With respect to our canvuparatide product candidate, as of February 2025, we exclusively in-license from IURTC a pending U.S. non-provisional patent application and 12 foreign patent applications pending in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore, with claims directed to composition of matter, pharmaceutical composition, and method of treatment relating to canvuparatide. Any patents that issue from these applications are expected to expire in 2041, not including any patent term adjustment or patent term extensions that may be available. We also own a pending international patent application and a pending U.S. provisional patent application with claims directed to dosage regimen relating to canvuparatide. Patent applications claiming priority to these provisional applications, if issued, are expected to expire in 2044, not including any patent term adjustment or patent term extensions that may be available.

With regard to our MBX 1416 product candidate, as of February 2025, we exclusively in-license from IURTC two pending U.S. non-provisional patent applications, a total of 28 foreign patent applications pending in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Saudi Arabia, Taiwan, Hong Kong, and Singapore, with claims directed to composition of matter, pharmaceutical composition, and method of treatment relating to MBX 1416. Any patents that issue from these patent applications are expected to expire no earlier than 2042, not including any patent term adjustment or patent term extensions that may be available.

With regard to our obesity portfolio including our MBX 4291 product candidate, as of February 2025, we exclusively in-license from IURTC three pending international patent applications, including one with claims directed to composition of matter, pharmaceutical composition, and method of treatment relating to MBX 4291. Patent applications relating to these international patent applications, if issued, are expected to expire in 2045, not including any patent term adjustment or patent term extensions that may be available.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and only those claims covering an approved product, a method for using it or a method of manufacturing it may be extended. Moreover, a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on know-how and trade secret protection for our proprietary information to develop and maintain our proprietary position. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our know-how, trade secrets, and other proprietary information.

In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities, and market exclusivities. See “—Government regulation” for additional information.

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Review and approval of drugs in the United States

In the United States, the FDA regulates drugs under the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the U.S. Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•
completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
•
approval by an institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated at that site;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each indication;
•
preparation and submission to the FDA of a new drug application, or NDA, and payment of user fees;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•
FDA review and approval of the NDA; and
•
compliance with any post-approval requirements, including risk evaluation and mitigation strategies, or REMS, and post-approval studies required by the FDA.

Preclinical studies

Before an applicant begins testing a compound in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient, or API, and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Some long-term preclinical testing, such as animal tests of reproductive adverse events, or AEs, and carcinogenicity, may continue after the IND is submitted.

The IND and IRB processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of the investigational drug. In an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. The FDA also may impose a clinical hold or partial clinical hold after commencement of a clinical trial under an IND. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation (or full investigation in the case of a partial clinical hold) may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review of the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human clinical trials in support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects, or their legal representative, provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine maximal dosage.
•
Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•
Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Post-approval studies, often referred to as Phase 4 studies, may be conducted after initial regulatory approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, within 15 calendar days after the sponsor determines that the information qualifies for reporting, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the applicant must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a significant application user fee as well as annual prescription drug product program fees. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt, before accepting the NDA for filing, to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Applications for drugs containing new molecular entities are meant to be reviewed within 10 months from the date of filing, and applications for “priority review” products containing new molecular entities are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

During its review of an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA, including drug component manufacturing (such as APIs), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an NDA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast track, breakthrough therapy, and priority review

The FDA has a number of programs intended to facilitate and expedite development and review of new drugs if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. Three of these programs are referred to as Fast Track Designation, Breakthrough Therapy Designation, and priority review designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate an NDA review for a priority review if it is for a product that treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to six months.

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly.

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for product candidates approved under accelerated regulations, which could adversely impact the timing of the commercial launch of the product.

The FDA’s decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and select clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may resubmit the NDA to address all of the deficiencies identified in the letter, withdraw the application, or request a hearing. If the applicant resubmits the NDA, the FDA will issue an approval letter only when the deficiencies have been addressed to the FDA’s satisfaction. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety or effectiveness after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reporting of adverse experiences with the product and applicable product tracking and tracing requirements. After approval, many changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are annual prescription drug product program fee requirements for certain marketed products.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the NDA holder and any third-party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or voluntary product recalls;
•
fines, warning or untitled letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

Hatch-Waxman amendments

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, known as a reference listed drug, or RLD. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Non-patent exclusivity

Under the Hatch-Waxman Amendments, the FDA may not approve (or in some cases accept) an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe one or more of the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity for non-NCE drugs if the NDA or a supplement to the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application or supplement. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication, but it generally would not protect the original, unmodified product from generic competition. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; it only prevents FDA from approving such ANDAs.

A drug product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Hatch-Waxman patent certification and the 30-month stay

In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or 505(b)(2) NDA, an applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book that:

•
no patent information on the drug product that is the subject of the application has been submitted to the FDA;
•
such patent has expired;
•
the date on which such patent expires; or
•
such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has NCE exclusivity and the ANDA is submitted four years after approval, the 30-month stay is extended so that it expires seven and a half years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.

Patent term restoration and extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent term restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of drug approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office, or USPTO, reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Rest of the world regulation

For other countries outside of the United States, such as those in Europe, Latin America or Asia, the requirements governing product development, the conduct of clinical trials, product marketing, product licensing, pricing and reimbursement can vary from country to country. Failure to comply with applicable foreign regulatory requirements may subject sponsors, manufacturers or marketers of pharmaceutical products to, among other things, fines, suspension or withdrawal of regulatory authorizations and approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Review and Approval of Medicinal Products in the European Union

The process governing approval of medicinal products in the European Union, or EU, generally follows similar lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires a submission to the relevant competent authorities of a marketing authorization application and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the Clinical Trials Regulation, (EU) No 536/2014 was adopted in the EU. The Clinical Trials Regulation is directly applicable in all the EU Member States and repealed the Clinical Trials Directive 2001/20/EC as of January 31, 2022.

The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, known as the “Clinical Trials Information System”; a single set of documents to be prepared and submitted for the application and a harmonized procedure for the assessment of applications; and simplified reporting procedures for clinical trial sponsors.

Marketing Authorization

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure) for obtaining a marketing authorization in multiple EU Member States. A marketing authorization may be granted only to an applicant established in the European Economic Area, or EEA, which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and products with a new active substance indicated in certain diseases, including products for the treatment of HIV, AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from a public health perspective and in particular from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the marketing authorization application.

The decentralized marketing authorization procedure allows an applicant to apply for simultaneous authorization in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

The mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of another EU Member State. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar (abbreviated) marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product would be of significant benefit to those affected by that condition.

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the European Commission or the competent authorities of the EU Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Periods of Authorization and Renewals

A marketing authorization has an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State for a nationally authorized product. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authorities of the relevant Member States decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for centrally-authorized products) or on the market of the authorizing EU Member State (for nationally-authorized products) within three years after authorization ceases to be valid (the so-called “sunset clause”).

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Other healthcare laws

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•
federal civil and criminal false claims laws, including the False Claims Act, or FCA, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards;
•
the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Coverage and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. Factors payors consider in determining coverage and reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for approved products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the U.S. Centers for Medicare & Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Current and future U.S. healthcare reform

In the U.S., there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. For example, in 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•
required collection of rebates for drugs paid by Medicaid managed care organizations;
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discount off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. President Biden previously issued multiple executive orders that sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that included a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway.

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The Inflation Reduction Act of 2022, or IRA, delayed implementation of this rule to January 1, 2032.

Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, and, due to subsequent legislative amendments to the statute, will remain in effect until 2031.
•
The U.S. American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The drug price negotiation provisions of the IRA are subject to ongoing constitutional challenges. The outcome of these challenges and the effect of IRA on our business and the healthcare industry in general is not yet known.

At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Human capital resources

As of December 31, 2024, we had 43 full-time employees, of which twelve have M.D. or Ph.D. degrees. Within our workforce, 28 employees are engaged in research and development and 15 are engaged in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate information

We were founded as MBX Biosciences LLC, an Indiana limited liability company, in August 2018. We converted to a Delaware corporation in April 2019 and incorporated under the name MBX Biosciences, Inc. Our principal executive offices are located at 11711 N. Meridian Street, Suite 300, Carmel, Indiana 46032, and our telephone number is (317) 659-0200. Our website address is https://www.mbxbio.com. The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Available information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings at the SEC’s website at www.sec.gov. We also maintain a website at https://www.mbxbio.com and you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Investors and others should note that we announce material information to our investors using our investor relations website (https://investors.mbxbio.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, including LinkedIn and our X (formerly Twitter) (@MBXBio), to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Information that is contained in and can be accessed through our website or our social media posts are not incorporated into, and does not form a part of, this Annual Report on Form 10-K. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this prospectus

Item 1A. Risk Factors.

Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K (this "Annual Report") and in the other documents that we file with the SEC, including our audited financial statements and related notes appearing in this Annual Report, before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks related to financial position and need for capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $61.9 million and $32.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $137.5 million. We have financed our operations primarily through our issuance and sale of our common stock, convertible preferred stock and convertible promissory notes. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current product candidates and potential future product candidates. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially for the foreseeable future if and as we:

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

As of December 31, 2024, our cash, cash equivalents and marketable securities were $262.1 million. We expect that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the timing and progress of research and development, preclinical and clinical development activities;
•
the number, scope and duration of clinical trials required for regulatory approval of our product candidates;
•
the costs, timing, and outcome of regulatory review of any of our product candidates;
•
the costs and timing of manufacturing clinical and commercial supplies of our product candidates;
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

We are an early-stage company. We commenced our operations in August 2018. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, and research and development activities such as developing our platform and technology and identifying and beginning to advance preclinical and clinical testing of our product candidates. Two of our product candidates, canvuparatide (MBX 2109) and MBX 1416 are in clinical development, while MBX 4291 has recently completed IND-enabling studies and our other development programs in our obesity portfolio remain in the research or lead optimization stage of development. We have not yet demonstrated an ability to complete any large-scale, pivotal clinical trials, advance any product candidate beyond Phase 2, obtain regulatory approvals, manufacture our product candidates at commercial scale, arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $46.2 million which are not subject to expiration and state net operating loss carryforwards of $134.7 million which begin to expire in various amounts in 2039, and $11.2 million of U.S. federal research and development carryforwards which begin to expire in various amounts in 2039, and $1.7 million of research credit carryforwards for state income tax purposes which begin to expire in various amounts in 2029. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses ("NOLs") may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. To date, we have not completed an analysis under Section 382 or Section 383 of the Code. It is possible that our prior equity offerings and other changes in our stock ownership could have resulted in such ownership changes in the past. In addition, we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Risks related to our business and industry

Our business is highly dependent on the success of our product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only two product candidates, canvuparatide and MBX 1416, in clinical development, and one product candidate that has completed IND-enabling studies. All of our other development programs are still in the preclinical or drug discovery stage. To date, as an organization, we have not completed the development of any product candidates. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

Although the development and commercialization of canvuparatide, MBX 1416 and MBX 4291 and the other development candidates in our obesity portfolio are our initial focus, as part of our longer-term growth strategy, we plan to continue to develop our additional assets in earlier stages of development and to build fully functional internal discovery capabilities to develop other product candidates. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates. We have historically relied on the discovery capabilities of our co-founder, Dr. Richard DiMarchi. Dr. DiMarchi is a current consultant to the Company, as well as the principal investigator under our research agreement with the Trustees of Indiana University, under which we retain intellectual property developed on our behalf by Dr. DiMarchi, but the consulting agreement and research agreement are both terminable by either party. We are continuing to expand our laboratory capabilities and expect to continue to enhance our internal discovery efforts. If we are unable to complete this internalization, we may not be able to add internally-developed product candidates to our pipeline and will have to rely on our existing product candidates, additional product candidates we may in-license, or additional candidates we may develop through third-party research partners.

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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot be certain that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For instance, we have adjusted our protocol for canvuparatide to take into account feedback from our CRO. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Certain side effects have been observed in our product candidates to date. For example, injection site reactions were commonly observed in subjects dosed with MBX 1416 in the single and multiple ascending dose cohorts of our Phase 1 trial of MBX 1416. Although MBX 1416 was generally well-tolerated, these ISRs were mostly mild to moderate, and PBH is a severe orphan disease with no FDA approved treatment options, if we are unable to identify a dose of MBX 1416 with a tolerable side-effect profile, the commercial success of MBX 1416, if approved, could be limited. In addition, in our Phase 1 clinical trial of canvuparatide, the most common treatment-related adverse events observed were injection site reactions, though these were infrequent, less than 5 cm in size, and similar to those seen in other PTH agents, and we observed events of hypercalcemia at the top doses in three subjects each in the single and multiple ascending dose cohort. We also anticipate that, in our Avail trial in patients with HP, because patients are randomized into three dose levels while study investigators are reducing active vitamin D and calcium supplements and identifying an appropriate dose level based on a titration algorithm, we may observe some incidents of hypocalcemia and hypercalcemia. If we are unable to identify a dose of canvuparatide, or any of our other potential candidates with a tolerable side-effect profile, or are limited in our ability for our product candidates to be used with certain other drugs, the commercial success of such product candidates, if approved, could be limited.

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

We may find it difficult to enroll patients in our future clinical trials given the limited number of patients who have the diseases some of our product candidates are intended to target. Additionally, we also compete for trial participants with other clinical trials for product candidates or commercially available products that are in the same areas as our product candidates. If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities and our receipt of necessary regulatory approvals could be delayed or prevented.

As we progress our programs, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other comparable regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our programs such as canvuparatide and MBX 1416. For instance, in our Phase 1 trial of canvuparatide, we added one new site to the trial following slow enrollment at the originally selected sites, in order to meet our enrollment requirements. Enrollment may also be challenging for product candidates targeting prevalent diseases, such as MBX 4291 or other product candidates in our obesity portfolio, due to the intense competition in the field. In addition, if patients are unwilling to participate in our trials because of negative publicity from adverse events, competitive clinical trials for similar patient populations, clinical trials in competing product candidates, commercially available competing products or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Moreover, some of our competitors may have commercially available products, such as Yorvipath, or ongoing clinical trials for product candidates, such as AstraZeneca’s PTH analog, AZP-3601, that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our future clinical trials may instead utilize competitors’ approved products or enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is also affected by other factors, some of which may include:

•
severity of the disease under investigation;
•
size of the patient population and process for identifying patients, including proximity and availability of clinical trial sites for prospective patients with conditions that have small patient pools;
•
effects of global health crises on enrollment and/or completion of a trial;
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

Our pipeline includes product candidates for both endocrine and metabolic diseases, with our lead product candidates targeting HP, PBH, and obesity. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. The process we have used in developing an estimated incidence and prevalence for the indications we are targeting has involved collating limited data from multiple sources. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. For example, the estimated patient population for HP, a rare endocrine disease, already tends to be small, and may be even smaller than our current estimates. Moreover, the patient population for PBH may decrease due to the development of novel treatments for obesity, reducing the potential need for bariatric surgery, and the patient population for obesity may decrease as novel treatments for obesity are introduced. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of HP, PBH and obesity, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

In addition, a product known as Yorvipath has received orphan medicine designation for hypoparathyroidism in the EU and was granted a marketing authorization in November 2023. In the EU, orphan medicines benefit from 10 years of market exclusivity once they receive a marketing authorization in the EU (which may be extended by two additional years when the results of specific studies are reflected in the summary of product characteristics ("SmPC") addressing the paediatric population and completed in accordance with a fully compliant paediatric investigation plan). This market exclusivity prevents the EMA and all EU Member States from accepting an application or granting a marketing authorization for a “similar medicinal product” for the same therapeutic indication as the authorized orphan medicine, subject to certain specific derogations. Regulation (EC) 847/2000 defines a “similar medicinal product” as one which contains a similar active substance or substances as contained in an authorized orphan medicinal product and which is intended for the same therapeutic indication. A “similar active substance” is defined in the same Regulation as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular structural features) and which acts via the same mechanism. There are some limited derogations to the market exclusivity granted to orphan medicinal products in the EU. Specifically, a company may be able to market a similar medicinal product to an authorized orphan product if: (i) the marketing authorization holder for the authorized orphan product consents to the grant of a marketing authorization for the similar product; (ii) the marketing authorization holder for the authorized orphan product is unable to supply sufficient quantities of its product; or (iii) the later applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior. Regulation (EC) 847/2000 provides details on what would constitute clinical superiority in this context, including that direct comparative clinical trials may be required to demonstrate greater efficacy or safety to the authorized orphan product. As a result, we may not be able to gain approval for canvuparatide in the EU until expiry of the market exclusivity period for Yorvipath (palopegteriparatide) (which could run until 2035 at the latest), unless we can demonstrate that canvuparatide is either not a similar medicinal product to Yorvipath (i.e. the active substance in canvuparatide, if not identical to Yorvipath, does not have the same principal molecular structural features and act via the same mechanism as Yorvipath) or, if it is, that canvuparatide is safer, more effective or otherwise clinically superior. Any comparative studies required to demonstrate clinical superiority could be costly and time-consuming, and there is no certainty that we would succeed in adequately demonstrating that our product is clinically superior to Yorvipath.

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

Changes in the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

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

Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. In July 2022, the FDA granted canvuparatide Orphan Drug Designation for the treatment of hypoparathyroidism.

Similarly, in the EU, the EC grants orphan medicinal product designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation may be granted in respect of medicinal products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU or for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment authorized for marketing in the EU (or, if such a method exists, the product would be of significant benefit to those affected by the condition). In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Where appropriate, we plan to pursue approval from the FDA or comparable foreign regulatory authorities through the use of expedited approval pathways, such as accelerated approval. If we are unable to obtain such approvals, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such other regulatory authorities may seek to withdraw the accelerated approval.

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations that may affect our ability to operate may apply. See the section titled, “Business–Government regulation–Other healthcare laws” included in this annual report on Form 10-K.

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

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the section titled, “Business–Government regulation–Coverage and reimbursement” included in this annual report on Form 10-K.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the sections titled, “Business–Government regulation–Current and future U.S. healthcare reform” included in this annual report on Form 10-K.

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

In addition, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

Additionally, laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a cybersecurity incident or data breach. These laws are not consistent, and compliance in the event of a widespread cybersecurity incident or data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a cybersecurity incident, data breach or compromise. Although we may have contractual protections with our service providers, any actual or perceived data breach, cybersecurity incident, or other information system compromise could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived data breach, cybersecurity incident, or compromise. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory information technology system standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Determining whether personal information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

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

Data privacy remains an evolving landscape at both the domestic and international level, with new laws, rules and regulations coming into effect and continued legal challenges. At the state level, numerous states have enacted or are in the process of enacting or considering comprehensive data privacy and security laws, rules and regulations while other states have focused on more narrow aspects of privacy. For example, in California, the California Consumer Privacy Act, or CCPA, which came into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, providing new data privacy rights for consumers and imposing new operational requirements for companies. The CCPA required covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In particular, the CCPA gave California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and to receive detailed information about how their personal information is used. Laws similar to the CCPA have been passed or proposed in numerous other states, including Colorado, Virginia, Utah, Connecticut, New Jersey, New Hampshire and more. Such laws add complexity, vary requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Several states are also specifically regulating health information. For example, Washington state passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and a similar law is awaiting the governor’s signature in New York. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of comprehensive federal data privacy laws to which we could become subject, if enacted. The existence of different privacy laws in various jurisdictions in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 1147 of February 28, 2024, on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage and data sharing transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

To the extent that these laws are or become applicable, all of these evolving compliance and operational requirements may impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Our efforts to comply with these evolving data protection laws, rules and regulations may be unsuccessful. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. The laws are not consistent, and compliance in the event of a widespread cybersecurity incident or data breach is costly and time-consuming. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. We must devote significant resources to understanding and complying with this changing landscape

Any failure or perceived failure by us or our third-party vendors to comply with laws, rules and regulations regarding data privacy and protection could result in damage to our reputation or expose us to risk of enforcement actions taken by data protection authorities and/or other third parties, including class action privacy litigation in certain jurisdictions, which carry the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws, rules and regulations in the United States regarding privacy and security of personal information could expose us to penalties under such laws, rules and regulations. Any such failure, or perceived failure, by us or our third-party vendors to comply with data protection and privacy laws, rules and regulations could result in significant government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, rules or regulations, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act ("AI Act") entered into force on August 1, 2024 and, with some exceptions, will become fully applicable 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for certain ethical principles in their design, development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our technology and products to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents or data breaches that implicate the personal data of customers or patients. Any such cybersecurity incidents or data breach related to our use of AI applications could adversely affect our reputation and results of operations.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We may in the future operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Additionally, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third-parties on which we rely, depend on China-based suppliers or services providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third-parties to continue to engage these China-based suppliers or services providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

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

Some of our manufacturers may be located outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries) could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our product candidates. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

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

As of December 31, 2024, we had 43 full-time employees. As we advance our products and product candidates through the development and commercialization process, we will need to expand managerial, operational, financial, sales and marketing and other resources to manage our operations, preclinical and clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities or contract with other organizations to provide these capabilities for us. As operations expand, we expect that we will need to manage additional relationships with various suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures across a global organization. Such growth could place a strain on our administrative and operational infrastructure.

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

Although we exclusively in-license pending patent applications relating to our canvuparatide, MBX 1416, and MBX 4291 product candidates and we own two pending provisional patent applications relating to our canvuparatide product candidate, we cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art publications or patent literature, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patent portfolio in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our product candidates and/or materially harm our business.

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

While we perform periodic searches for relevant patents and patent applications with respect to our product candidates, including canvuparatide, MBX 1416, and MBX 4291, we cannot guarantee the completeness or thoroughness of any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of any of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. As a result, we may be unable to identify such patents or patent applications despite our best efforts. In addition, patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that any of our product candidates may be accused of infringing. Generative AI resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party's intellectual property. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

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
•
general economic, industry and market conditions, including the ongoing geopolitical conflict in Ukraine and the Israel-Hamas war, tensions in U.S.-China relations, rising interest rates, inflation and potential tariffs; and
•
the other factors described in this “Risk Factors” section.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we have 33,421,525 shares of common stock outstanding. Of these shares, the resale of 21,513,565 shares of our outstanding common stock were restricted under securities laws or as a result of lock-up or other agreements, but are able to be sold after the expiration of the lock-up on March 12, 2025 and termination of restrictions under securities laws. Moreover, holders of an aggregate 20,336,599 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We manage cybersecurity threats as part of our oversight, evaluation, and mitigation of enterprise-level risks. We have implemented a cybersecurity risk management program, in accordance with our risk profile and business size, that is designed to detect, identify, assess, and respond to current and emerging cybersecurity threats. Our cybersecurity risk management program is supported by third-party information technologies and vendors, including a managed services provider that assists us with, among other things, information technology system monitoring, detection and alerting tools, and response support services. We also leverage third-party information technology service providers to monitor and evaluate our cybersecurity posture through cybersecurity risk reviews and assessments. Our cybersecurity risk assessments are informed by industry standards and frameworks and incorporate elements of the same, including elements of the National Institute of Standards and Technology ("NIST") cybersecurity framework.

We have adopted an incident response plan designed to coordinate the steps to identify, contain, eradicate, and recover from cybersecurity incidents. We also have a process for newly-hired employees to participate in security awareness training. We also have a process to review certain third-party information technology service providers and vendors, including through contractual requirements and proactive threat intelligence monitoring, as appropriate.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, however, like other companies in our industry, we and our third-party information technology service providers and vendors have from time to time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this Annual Report.

Governance

Our Senior Director of Information Technology coordinates with our Chief Financial Officer ("CFO") and relevant third parties, such as consultants and external legal advisors, to assess and manage material risks from cybersecurity threats. Our Senior Director of Information Technology has over fifteen years of experience in information technology, including over five years in cybersecurity and information security. Our Senior Director of Information Technology is also supported by a cross-functional security incident response team, which is responsible for identifying, reporting, investigating, documenting, and mitigating cybersecurity incidents pursuant to our incident response plan and policy.

Our board of directors has overall oversight responsibility for our risk management, and delegates its oversight of risk assessment and management guidelines to the audit committee of the board of directors. Members of the audit committee receive periodic updates from our CFO, who is briefed by our Senior Director of Information Technology, regarding matters of cybersecurity. These discussions may include updates on management’s efforts to address and mitigate cybersecurity risks, cybersecurity incidents (if any), and the status of key information security initiatives. Executive management will promptly update our board of directors regarding significant threats and incidents as they arise.

Item 2. Properties.

Our principal executive offices are located in Carmel, Indiana. We lease our office space, which consists of 6,493 square feet. Our lease expires on December 31, 2025, with the option to renew for an additional three-year period. We also lease 1,580 square feet of laboratory space in Indianapolis, Indiana, under a lease that expires on December 31, 2025. We believe our current facilities are sufficient to meet our needs until the expiration of our leases. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “MBX”. Trading of our common stock commenced on September 13, 2024 in connection with our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Holders

As of March 13, 2025, we had approximately seventy-one holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On September 12, 2024, our Registration Statement on Form S-1 (No. 333-281764) for our initial public offering (the "IPO") was declared effective by the SEC. Refer to the disclosure in our Quarterly Report on Form 10-Q, filed on November 7, 2024, which disclosure remains unchanged as of the date of this Annual Report.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K (this "Annual Report"). This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report. You should carefully read the "Risk Factors" section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see "Special Note Regarding Forward-Looking Statements". Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our lead product candidate, canvuparatide, is a parathyroid hormone peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism, or HP. Leveraging our proprietary PEP platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to parathyroid hormone ("PTH"), with convenient once-weekly administration. In a Phase 1 clinical trial, canvuparatide demonstrated a low ratio between the highest concentration of active drug observed after a dose and the concentration of active drug observed immediately prior to the next dose, or peak-to-trough ratio. This result is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. We are currently evaluating canvuparatide in a Phase 2 clinical trial in patients with HP. In March 2025, we announced completion of enrollment of 64 patients and we anticipate reporting topline data in the third quarter of 2025.

Our second program is MBX 1416, which is designed to be a long-acting glucagon-like peptide-1 ("receptor antagonist"), as a potential therapy for post-bariatric hypoglycemia ("PBH"), a chronic complication of bariatric surgery. MBX 1416 is designed as a convenient once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. In our ongoing Phase 1 clinical trial, the single ascending dose ("SAD") portion of this Phase 1 trial evaluates subcutaneous MBX 1416 doses of 10 milligrams (“mg”), 30 mg, 100 mg and 200 mg, in up to eight healthy adults per cohort randomized 3:1 (six MBX 1416; two placebo in each cohort). The multiple ascending dose ("MAD") portion of the trial evaluates four weekly subcutaneous doses of placebo and 10 mg, 30 mg (as two injections) and 30 mg (as one injection) MBX 1416 in three cohorts in up to eight healthy adults per cohort (six MBX 1416; two placebo in each cohort). An additional cohort will assess the clinical relevance of preclinical transporter findings. Preliminary data regarding the way the compound is absorbed, distributed, metabolized and excreted ("pharmacokinetics") from the single ascending dose portion demonstrated that weekly subcutaneous injections resulted in dose-proportional increases in MBX 1416 exposure and a half-life supporting a once-weekly dosing regimen. In January 2025, we announced positive topline results from our Phase 1 SAD and MAD clinical trial of MBX 1416 in healthy adult volunteers. A Phase 2 study of MBX 1416 in patients with PBH is anticipated to initiate in the second half of 2025 following completion of an End-of-Phase 1 meeting with U.S. Food and Drug Administration ("FDA").

Our third program is our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent and glucose-dependent insulinotropic polypeptide receptor prodrug with the goal of potential once monthly dosing frequency and improving efficacy and tolerability relative to existing standards of care. MBX 4291 is currently being evaluated in preclinical studies, with an anticipated investigational new drug ("IND") submission in the second quarter of 2025. Beyond MBX 4291, we have a robust discovery pipeline including additional programs in the lead optimization stage for the treatment of obesity and associated comorbidities.

Since our inception, we have devoted substantially all of our resources to drug discovery and development of our product candidates, canvuparatide, MBX 1416 and MBX 4291, and other preclinical programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. In September 2024, we completed our initial public offering (the "IPO"), pursuant to which we issued and sold 11,730,000 shares of common stock (inclusive of 1,530,000 shares of commons stock sold pursuant to the underwriters' exercise of their option to purchase additional shares). The aggregate net proceeds received by us from the IPO were $170.5 million, after deducting underwriting discounts and commissions and other offering costs of $17.2 million. We have historically funded our operations primarily from the issuance and sale of our common stock, convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds.

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $61.9 million and

$32.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. We had an accumulated deficit of $137.5 million and $75.6 million as of December 31, 2024 and December 31, 2023, respectively.

We anticipate that our expenses and operating losses will increase substantially for the foreseeable future as we:

•
advance the development of our lead product candidates, canvuparatide, MBX 1416 and MBX 4291, and future product candidates;
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

We had cash, cash equivalents and marketable securities of $262.1 million and $80.7 million as of December 31, 2024 and December 31, 2023, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” and “Risk Factors—Risks related to financial position and need for capital.”

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

Research and development

The largest component of our total operating expenses since our inception has been research and development activities. Research and development expenses are expensed as incurred and consist primarily of:

•
external research and development expenses incurred under agreements with contract research organizations ("CROs"), consultants and other third parties to conduct our clinical trials;
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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,		Change
	2024	2023	$
Operating expenses:
Research and development	$57,415	$28,534	$28,881
General and administrative	10,779	6,777	4,002
Total operating expenses	68,194	35,311	32,883

Loss from operations	(68,194)	(35,311)	(32,883)

Other income (expense)
Interest and other income, net	6,272	2,748	3,524
Total other income, net	6,272	2,748	3,524
Net loss	$(61,922)	$(32,563)	$(29,359)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Years ended December 31,		Change
	2024	2023	$
Direct research and development program expenses:
Canvuparatide	$21,582	$9,840	$11,742
MBX 1416	11,561	10,166	1,395
Preclinical and other	12,112	2,220	9,892
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	10,245	5,646	4,599
Facility-related and other	1,915	662	1,253
Total research and development expense	$57,415	$28,534	$28,881

Research and development expenses were $57.4 million for the year ended December 31, 2024, as compared to $28.5 million for the year ended December 31, 2023. The increase of $28.9 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $11.7 million, primarily due to the ongoing Phase 2 clinical trial and costs associated with conducting preclinical studies. Direct program expenses related to MBX 1416 increased by $1.4 million, primarily due to the timing of costs associated with conducting preclinical studies and an increase in costs associated with conduct of the Phase 1 clinical trial. Direct program expenses for preclinical and other programs increased by $9.9 million primarily due to pipeline candidate development activities, specifically including IND-enabling preclinical studies related to MBX 4291. Personnel-related costs (including stock-based compensation), increased by $4.6 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development increased by $1.3 million.

General and administrative expenses

General and administrative expenses were $10.8 million for the year ended December 31, 2024, as compared to $6.8 million for the year ended December 31, 2023. The increase of $4.0 million was primarily due to higher professional fees related to legal and accounting services and higher personnel-related costs, including compensation, benefits and stock-based compensation, as we expanded our infrastructure to support growth in our operations.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $6.3 million for the year ended December 31, 2024, as compared to $2.7 million for the year ended December 31, 2023. The increase of $3.5 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to our IPO in September 2024 and the Series C Convertible Preferred Stock financing in August 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have historically funded our operations primarily through our IPO and sales of our convertible preferred stock and convertible notes, which have generated approximately $401.8 million in aggregate gross proceeds. As of December 31, 2024 and December 31, 2023, we had $262.1 million and $80.7 million in cash, cash equivalents and marketable securities, respectively. We have not yet generated any revenue from product sales and do not expect to in the foreseeable future as our product candidates are in various phases of clinical and preclinical development.

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

We had $262.1 million and $80.7 million in cash, cash equivalents and marketable securities as of December 31, 2024 and December 31, 2023, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of the accompanying audited financial statements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Years ended December 31,
	2024	2023
Net cash used in operating activities	$(54,681)	$(31,978)
Net cash used in investing activities	(160,595)	(30,927)
Net cash provided by financing activities	234,104	69,218
Net increase in cash and cash equivalents	$18,828	$6,313

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $54.7 million. This was primarily due to our net loss of $61.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $4.6 million and non-cash charges of $2.6 million. The changes in our net operating assets and liabilities primarily consisted of a $7.1 million increase in accounts payable and accrued expenses primarily related to balances with CDMOs, partially offset by a $2.3 million increase in our prepaid expenses and other current assets related to prepaid balances with CROs. Non-cash charges primarily consisted of $5.2 million of stock-based compensation expense, partially offset by $2.9 million of net amortization and accretion of marketable securities.

Net cash used in operating activities for the year ended December 31, 2023 was $32.0 million. This was primarily due to our net loss of $32.6 million and net cash used by changes in our operating assets and liabilities of $0.7 million, partially offset by non-cash charges of $0.7 million. The changes in our net operating assets and liabilities primarily consisted of a $1.1 million increase in our prepaid expenses and other current assets related to prepaid balances with CROs and CDMOs and a $0.1 million increase in our operating lease liability, offset by a $0.5 million increase in accounts payable and accrued expenses related to timing. Non-cash charges primarily consisted of $2.0 million of stock-based compensation expense, partially offset by $1.0 million of net amortization and accretion of marketable securities.

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2024 was $160.6 million, which consisted of purchases of marketable securities of $239.5 million and purchases of property and equipment of $0.9 million, partially offset by maturities of marketable securities of $79.8 million.

Net cash used in investing activities for the year ended December 31, 2023 was $30.9 million, which consisted of purchases of marketable securities of $63.8 million and purchases of property and equipment of $0.1 million, partially offset by maturities of marketable securities of $33.0 million.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $234.1 million, which primarily consisted of proceeds from our IPO, net of underwriting discounts and commissions, of $174.5 million in September 2024, gross proceeds from our issuance of Series C Convertible Preferred Stock of $63.5 million in August 2024 and proceeds from the exercise of stock options of $0.4 million, partially offset by payments related to IPO costs of $4.1 million and preferred stock offering costs of $0.3 million.

Net cash provided by financing activities for the year ended December 31, 2023 was $69.2 million, which consisted of proceeds from our issuance of Series B Convertible Preferred Stock of $68.5 million in August 2023 and proceeds from the exercise of common stock options of $0.7 million.

Contractual obligations and commitments

Leases

We have entered into two separate lease agreements for corporate office space and laboratory space, with terms extending through December 2025. As of December 31, 2024, our future remaining operating lease payments were $0.2 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date. As of December 31, 2023, our future remaining operating lease payments were $0.4 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date.

Refer to Note 9 in our audited financial statements included elsewhere in this Annual Report for more information on our lease obligations.

License agreement and other agreements

Under the IURTC License Agreement, we have payment obligations that are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and in some cases, we are required to make royalty payments in connection with the sales of products developed under those agreements. Although we could be required to make milestone payments under the IURTC License Agreement, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional details regarding the IURTC License Agreement, see the section herein this Annual Report titled “Business-License Agreement.”

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

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited financial statements included elsewhere in this Annual Report.

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

Accrued research and development expenses

Research and development expenses are recognized as services are performed and as costs occur. As part of our process of preparing our financial statements, we are required to estimate our research and development expenses as of each balance sheet date. Research and development expense accruals are estimated based on the level of services performed, progress of the work orders, including the phase or completion of events, and contracted costs. This process involves reviewing open contracts and purchase orders and communicating with our personnel to identify the level of services that have been performed. We then make estimates of levels of service performed when we have not yet been invoiced or otherwise notified of actual costs incurred as of the balance sheet date. We make significant judgments and estimates in determining the accrual balance at each reporting period based on the facts and circumstances known to us at that time.

There may be instances in which vendors will require nonrefundable advance payments for goods or services to be received in the future. Such advance payments for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets, and then expensed as the related goods are delivered or the services are performed.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the level of services and timing of services performed differ from actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular reporting period. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Stock-based compensation expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and, prior to the IPO of our common stock, the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 12 to our audited financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2024 and 2023, respectively. A portion of our stock option program allows for early exercise of granted options, before vesting requirements have been satisfied. Shares acquired through the early exercise of options which have not vested at the time of any employee's termination may be purchased by us at the lower of the original exercise price or the then current fair market value. As of December 31, 2024, the unrecognized stock-based compensation expense related to stock options was $17.9 million and is expected to be recognized as expense over a weighted-average period of approximately 3.1 years. The intrinsic value of all outstanding stock options as of December 31, 2024 was approximately $34.3 million, based on the closing NASDAQ stock price of $18.43 per share as of December 31, 2024.

Prior to our IPO in September 2024, there was no public market for our common stock. As a result, prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors' assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of grant. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Off-balance sheet arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Emerging growth company and smaller reporting company status

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure in this Annual Report; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Annual Report. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our audited financial statements and unaudited condensed financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

As of the date of this Annual Report on Form 10-K, we intend to hold our 2025 Annual meeting of Stockholders (the "2025 Annual Meeting") on or about June 5, 2025 at 8 a.m. local time virtually. We are providing the following disclosure in accordance with our Amended and Restated Bylaws (the "Bylaws") and Rule 14a-8 under the Exchange Act.

Bylaws Advance Notice Deadline for Submission of Stockholder Proposals and Director Nominations

Pursuant to our Bylaws, since the 2025 Annual Meeting is the first Annual Meeting following our initial public offering, for notice of stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations to be timely, they must be so received not later than the later of (i) the close of business on the 90th day before the 2025 Annual Meeting; or (ii) the close of business on the 10th day following the day on which public announcement of the date of the 2025 Annual Meeting is first made by us. As this is our first public disclosure of the date of the 2025 Annual Meeting, to be considered timely, stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations, in each case intended to be brought before the 2025 Annual Meeting, must be received no later than the close of business on March 27, 2025. Any such stockholder proposals and director nominations must be directed to our Corporate Secretary at our corporate offices at MBX Biosciences, Inc., 11711 N. Meridian Street, Suite 300, Carmel, Indiana. Such stockholder proposals and director nominations must also comply with the advance notice provisions contained in Section 2 of our Bylaws.

Rule 14a-8 Deadline for the Submission of Stockholder Proposals

As we did not hold an annual meeting in 2024, pursuant to Rule 14a-8(e)(2) under the Exchange Act, the deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in the Company’s proxy materials for the 2025 Annual Meeting would be a reasonable time before the company begins to print and send its proxy materials. We have determined that March 27, 2025 is a reasonable time before we expect to begin to print and distribute its proxy materials for the 2025 Annual Meeting, and that any stockholder proposals must be received on or before the close of business on that day. Such proposals must be directed to our Corporate Secretary at our corporate offices at MBX Biosciences, Inc., 11711 N. Meridian Street, Suite 300, Carmel, Indiana. Such proposals must also comply with Rule 14a-8 of the Exchange Act.

(b) Trading Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at https://investors.mbxbio.com/corporate-governance/governance-overview. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o MBX Biosciences, 11711 N. Meridian Street, Suite 300 Carmel, Indiana.

We maintain an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. It is also our policy to comply with all insider trading laws and regulations. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Indianapolis, Indiana (PCAOB ID: 0042).

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements.

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

(2) Financial Statement Schedules.

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(3) Exhibits.

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

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
4.3	Description of Registrant's Securities
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

10.9

Office Lease between Zeller-Carmel Property, L.L.C. and MBX Biosciences, Inc., dated April 28, 2022 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-281764).

10.10#

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

10.12#

Employment Agreement between the Registrant and Salomon Azoulay, Chief Medical Officer, to be in effect upon the closing of this offering (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).

19.1*	MBX Biosciences, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	MBX Biosciences, Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBX Biosciences, Inc.

Date: March 17, 2025	By:	/s/ P. Kent Hawryluk
P. Kent Hawryluk
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL BY THESE PRESENT, that each individual whose signature appears below hereby constitutes and appoints each of P. Kent Hawryluk and Richard Bartram, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following person in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ P. Kent Hawryluk P. Kent Hawryluk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025

/s/ Richard Bartram Richard Bartram	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2025

/s/ Tiba Aynechi Tiba Aynechi	Director	March 17, 2025

/s/ James M. Cornelius James M. Cornelius	Director	March 17, 2025

/s/ Carl Gordon Carl Gordon	Director	March 17, 2025

/s/ Patrick Heron Patrick Heron	Director	March 17, 2025
/s/ Edward T. Mathers Edward T. Mathers	Director	March 17, 2025
/s/ Ora Pescovitz Ora Pescovitz	Director	March 17, 2025
/s/ Steven Ryder Steven Ryder	Director	March 17, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MBX Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBX Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and convertible preferred stock and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Indianapolis, Indiana

March 17, 2025

MBX BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,351	$30,523
Marketable securities	212,798	50,153
Prepaid expenses and other current assets	5,137	2,789
Total current assets	267,286	83,465
Property and equipment, net	1,080	439
Right-of-use assets	119	226
Other assets	50	50
Total assets	$268,535	$84,180
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,335	$1,391
Accrued expenses	5,545	2,382
Operating lease liability, current	171	153
Total current liabilities	11,051	3,926
Share repurchase liability	42	194
Operating lease liability, net of current	—	171
Total liabilities	11,093	4,291
Commitments and contingencies (Note 9)
Convertible preferred stock
Series A Convertible Preferred Stock, $0.0001 par value, zero shares authorized, issued and outstanding as of December 31, 2024 and 53,598,587 shares authorized, issued and outstanding (liquidation preference of $36,822,229) as of December 31, 2023	—	36,501
Series B Convertible Preferred Stock, $0.0001 par value, zero shares authorized, issued and outstanding as of December 31, 2024 and 129,240,032 shares authorized, issued and outstanding (liquidation preference of $116,316,029) as of December 31, 2023	—	115,856
Total convertible preferred stock	—	152,357
Stockholders’ equity (deficit)
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized and zero issued and outstanding as of December 31, 2024 and zero shares authorized, issued and outstanding as of December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized and 33,421,525 issued and outstanding as of December 31, 2024 and 237,000,000 shares authorized and 1,257,080 issued and outstanding as of December 31, 2023	5	1
Additional paid-in-capital	394,887	3,054
Accumulated deficit	(137,505)	(75,583)
Accumulated other comprehensive income	55	60
Total stockholders’ equity (deficit)	257,442	(72,468)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$268,535	$84,180

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023
Operating expenses
Research and development	$57,415	$28,534
General and administrative	10,779	6,777
Total operating expenses	68,194	35,311
Loss from operations	(68,194)	(35,311)
Interest and other income, net	6,272	2,748
Net loss	$(61,922)	$(32,563)
Unrealized gain on marketable securities	54	60
Reclassification of net gains included in net loss	(59)	(3)
Total other comprehensive gain (loss)	(5)	57
Total comprehensive loss	$(61,927)	$(32,506)
Net loss attributable to common stockholders	$(61,922)	$(32,563)
Net loss per common share, basic and diluted	$(5.82)	$(31.96)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	10,642,954	1,018,757

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONVERTIBLE PREFERRED STOCK

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at January 1, 2024	53,598,587	$36,501	129,240,032	$115,856	—	$—	1,257,080	$1	$3,054	$(75,583)	$60	$(72,468)
Issuance of Series C Convertible Preferred Stock, net of $279 issuance costs	—	—	—	—	61,650,480	63,221	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock to common stock upon closing of the initial public offering	(53,598,587)	(36,501)	—	—	—	—	4,458,324	—	36,501	—	—	36,501
Conversion of Series B Convertible Preferred Stock to common stock upon closing of the initial public offering	—	—	(129,240,032)	(115,856)	—	—	10,750,183	1	115,855	—	—	115,856
Conversion of Series C Convertible Preferred Stock to common stock upon closing of the initial public offering	—	—	—	—	(61,650,480)	(63,221)	5,128,092	1	63,220	—	—	63,221
Issuance of common stock from initial public offering, net of $17,210 issuance costs	—	—	—	—	—	—	11,730,000	1	170,468	—	—	170,469
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	106,088	1	567	—	—	568
Repurchase of restricted stock due to early exercised unvested stock options	—	—	—	—	—	—	(8,242)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,222	—	—	5,222
Net loss	—	—	—	—	—	—	—	—	—	(61,922)	—	(61,922)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Balance at December 31, 2024	—	$—	—	$—	—	$—	33,421,525	$5	$394,887	$(137,505)	$55	$257,442

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at January 1, 2023	53,598,587	$36,501	53,118,933	$47,378	1,007,995	$1	$411	$(43,020)	$3	$(42,605)
Issuance of Series B Convertible Preferred Stock, net of $30 issuance costs			76,121,099	68,478						—
Issuance of common stock upon exercise of stock options					249,085	—	600			600
Stock-based compensation expense							2,043			2,043
Net loss								(32,563)		(32,563)
Other comprehensive income (loss)									57	57
Balance at December 31, 2023	53,598,587	$36,501	129,240,032	$115,856	1,257,080	$1	$3,054	$(75,583)	$60	$(72,468)

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,922)	$(32,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,222	2,043
Non cash operating lease expense	106	95
Accretion and amortization of marketable securities, net	(2,928)	(1,044)
Depreciation expense	244	157
Loss on disposal of property and equipment	—	69
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,348)	(1,047)
Accounts payable	3,927	412
Accrued expenses	3,171	45
Other assets	—	(8)
Operating lease liability	(153)	(137)
Net cash used in operating activities	(54,681)	(31,978)
Cash flows from investing activities:
Purchases of property and equipment	(874)	(129)
Purchases of marketable securities	(239,471)	(63,798)
Maturities of marketable securities	79,750	33,000
Net cash used in investing activities	(160,595)	(30,927)
Cash flows from financing activities:
Proceeds from exercise of common stock options	403	739
Proceeds from initial public offering, net of underwriting discounts and commissions	174,542	—
Payments related to offering costs	(4,062)	—
Proceeds from the issuance of Series C Convertible Preferred Stock	63,500	—
Proceeds from the issuance of Series B Convertible Preferred Stock	—	68,509
Preferred stock issuance costs	(279)	(30)
Net cash provided by financing activities	234,104	69,218
Net increase in cash and cash equivalents	18,828	6,313
Cash and cash equivalents, beginning of period	30,523	24,210
Cash and cash equivalents, end of period	$49,351	$30,523
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options and founder shares	$232	$504
Property and equipment in accounts payable and accrued liabilities	29	18
Conversion of convertible preferred stock to common stock upon initial public offering	215,578	—
Non-cash property and equipment disposal	—	34

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

Reverse Stock Split

On September 6, 2024, the Company effected a one-for-12.0221 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion prices for the Company's convertible preferred stock (see Note 10). Accordingly, all issued and outstanding share and per share amounts of common stock and stock option awards for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split. The par value and the number of authorized shares of the common stock and convertible preferred stock were not adjusted in connection with the reverse stock split.

Liquidity

From inception and through December 31, 2024, the Company has devoted substantially all of its efforts to drug discovery and development. The Company has a limited operating history, has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. The Company incurred net losses of $61.9 million and $32.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company has an accumulated deficit of $137.5 million and cash, cash equivalents and marketable securities of $262.1 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these financial statements.

Basis of presentation

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP).

We operate as a single operating segment engaged in the discovery and development of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. See Note 17 for additional information.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the determination of the fair value of stock option grants and estimates related to the amount of prepaid and accrued research and development expenses as of the balance sheet date. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when the facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company’s investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable marketable securities that it believes minimizes the exposure to concentration of credit risk. The Company may invest in money market funds (minimum of $1 billion in assets), U.S. Treasury securities, corporate debt, bank debt, U.S. government-related agency securities, other sovereign debt, municipal debt and commercial paper. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset, generally three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is included in loss from operations in the period realized. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operating expenses as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment losses have been recognized during the years ended December 31, 2024 and 2023.

Fair Value of Financial Instruments

Fair value is defined as the price that the Company would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 investments) and the lowest priority to unobservable inputs (Level 3 investments).

The three levels of the fair value hierarchy are as follows:

•
Level 1 inputs: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 inputs: Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and
•
Level 3 inputs: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment.

The Company’s money market funds and marketable securities are carried at fair value determined according to the fair value hierarchy described above (Level 1 and Level 2, respectively).

Research and Development Expenses

Research and development expenses include employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, contract manufacturing organization agreements, clinical sites and consultants; costs associated with preclinical and clinical activities; costs associated with required regulatory filings, licenses and fees; costs incurred in development of intellectual property; and an allocated portion of facilities and other infrastructure costs associated with our research and development activities. Costs incurred in connection with research and development activities, both internal and external, are expensed as incurred.

Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to the Company by its clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, nonemployees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock option awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company’s policy is to account for forfeitures when they occur.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero because the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

In determining the exercise prices for options granted prior to the IPO of common stock, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock prior to the IPO has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, forecasted future operations of the Company, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Income Taxes

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Any accrued interest and penalties are included within the related tax liability.

Leases

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

Basic and Diluted Net Loss Per Share

The Company calculates basic and diluted net loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities, when outstanding, based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Convertible Preferred Stock are participating securities until their conversion to common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the years presented were not allocated to the Company’s participating securities. Accordingly, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include vested and unexercised stock options, restricted stock issued upon early exercise of stock options, restricted stock related to unvested founder shares and convertible preferred shares. The dilutive effect of stock options are computed using the treasury stock method and the dilutive effect of convertible preferred shares is calculated using the if-converted method. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

Deferred offering costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company's IPO. The deferred offering costs were offset against the IPO proceeds upon the consummation of the offering on September 16, 2024. As of December 31, 2024, no deferred offering costs were included in accounts payable and accrued expenses in the accompanying balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) for the period plus the results of certain other changes in stockholders’ equity (deficit). The Company’s comprehensive loss included unrealized gains (losses) related to marketable securities for the years ended December 31, 2024, and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment company to provide all disclosures required by Topic 280. This new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted this standard effective January 1, 2024. See Note 17 for the segment disclosures as required by Topic 280, as amended by ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This new standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied prospectively to financial statements issued for periods after the effective date of this ASU with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently assessing the impact ASU 2023-09 (Topic 740) will have on our financial statements, including our footnote disclosures.

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

3.
FAIR VALUE Measurements

The following table presents information about the Company’s financial instruments as of December 31, 2024 and December 31, 2023, that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$37,989	$37,989	$—	$—
Marketable securities (cash equivalents)	9,990	4,997	4,993	—
Marketable securities	212,798	204,385	8,413	—
Total financial assets measured at fair value	$260,777	$247,371	$13,406	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$30,359	$30,359	$—	$—
Marketable securities	50,153	40,231	9,922	—
Total financial assets measured at fair value	$80,512	$70,590	$9,922	$—

4.
Marketable Securities

The fair value of the Company’s marketable securities as of December 31, 2024 and December 31, 2023 is based on Level 1 and Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2024 and December 31, 2023. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities, and views all investments as available for use in its current operations. We have therefore classified all securities as current, even if we do not necessarily intend to dispose of the securities in the following year. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income (loss).

As of December 31, 2024 and December 31, 2023, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

		December 31, 2024
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Cash equivalents	$9,989	$1	$—	$9,990
Government and agency securities	Marketable securities	212,744	107	(53)	212,798
Total		$222,733	$108	$(53)	$222,788

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	$50,093	$62	$(2)	$50,153
Total	$50,093	$62	$(2)	$50,153

The fair values of available-for-sale debt securities as of December 31, 2024, by contractual maturity, are summarized as follows (in thousands):

December 31, 2024
Due in one year or less	$217,788
Due after one year	5,000
Total	$222,788

5.
PREPAID EXPENSES and Other Current assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expenses	$3,652	$2,448
Interest receivable	682	208
Other current assets	803	133
Total prepaid and other current assets	$5,137	$2,789

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$214	$162
Computer equipment and software	81	59
Equipment	816	21
Leasehold improvements	391	372
Construction in progress	—	3
Total property and equipment	1,502	617
Less accumulated depreciation	(422)	(178)
Property and equipment, net	$1,080	$439

Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

7.
ACCRUED Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and benefits	$2,324	$1,365
Research and development expenses	3,063	903
Other	158	114
Total accrued expenses	$5,545	$2,382

8.
Other Assets

Other assets consisted of the following (in thousands):

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

In December 2023, the Company entered into an operating lease agreement for laboratory space in Indianapolis, Indiana (the “Laboratory Lease”). The Laboratory Lease commenced in December 2023 and had a term of 12 months, terminating in December 2024. The Company entered into a new lease for laboratory space in August 2024, commencing in December 2024, and terminating in December 2025. Both laboratory leases are short-term leases with no corresponding lease liability or right-of-use asset recorded, and lease payments recognized as expense on a straight-line basis over the lease terms.

The Company has no other operating or finance leases as of December 31, 2024, or December 31, 2023.

The future minimum rent payments relating to the Carmel Lease under the terms and conditions existing as of December 31, 2024, are summarized as follows (in thousands):

(in thousands)	Amount
2025	178
Total lease payments	178
Less: imputed interest	(7)
Present value of lease liabilities	$171

The Company incurred $0.2 million and $0.2 million of rent expense for the years ended December 31, 2024, and 2023, respectively.

The following table summarizes the operating lease term and discount rate for the Carmel Lease as of December 31, 2024, and December 31, 2023:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	1.0	2.0
Weighted-average discount rate	8.0%	8.0%

Cash paid for amounts included in the measurement of the Company’s operating lease liability was $0.2 million and $0.2 million for the years ended December 31, 2024, and December 31, 2023, respectively.

The following table sets forth the amount of right-of-use assets and lease liabilities included on the Company’s balance sheet as of December 31, 2024, and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Right-of use assets	$119	$226
Operating lease liability, current	171	153
Operating lease liability, net of current	—	171

License agreement

In January 2024, the Company entered into an amendment (the "Amendment") for the Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) (the “License Agreement”), to license certain intellectual property arising under the Master Research Agreement with The Trustees of Indiana University (the "Research Agreement"). The Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Amendment, up to an aggregate of $9.0 million. Following the execution of the Amendment, future remaining clinical and regulatory milestone payments in the License Agreement and all amendments total up to $9.3 million. In consideration for the license, during the and years ended December 31, 2024, and December 31, 2023, the Company paid immaterial licensing fees to IURTC.

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

Non-cumulative dividend

Holders of Series A, Series B and Series C Convertible Preferred Stock, in preference to the holders of common stock, are entitled to receive, when, as and if declared by the Board of the Company, but only out of funds that are legally available therefor, cash dividends at the rate of eight percent (8%) of the Series A, Series B and Series C original issue price per annum on each outstanding share of Series A, Series B and Series C Convertible Preferred Stock (the “Preferred Dividends”). All such Preferred Dividends shall be payable only when, as and if declared by the Board of the Company and shall be non-cumulative. No dividends have been declared to-date as of December 31, 2024.

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

11.
Common stock

On August 30, 2024, the Company’s stockholders approved the fourth amended and restated certificate of incorporation, which was filed upon the closing of the IPO on September 16, 2024, and which, among other things, increased the number of shares of common stock authorized for issuance to 500,000,000 shares of common stock, $0.0001 par value.

On September 16, 2024, the Company completed the IPO of its common stock and issued and sold 11,730,000 shares of its common stock at a price of $16.00 per share. As a result, the Company received $170.5 million in net proceeds, after deducting underwriting discounts and commissions and offering costs of $17.2 million.

As of December 31, 2024, and December 31, 2023, there were 33,421,525 and 1,257,080 shares of common stock issued and outstanding, respectively. Shares of common stock issued and outstanding as of December 31, 2024, include 12,608 shares of restricted stock related to the unvested portion of early exercised common stock options. Shares of common stock issued and outstanding as of December 31, 2023 include 90,324 shares of restricted stock related to the unvested portion of early exercised common stock options. These are included in shares of common stock as they are considered to be legally outstanding as of December 31, 2024, and December 31, 2023, respectively. These shares are subject to the Company’s option to repurchase and are not transferrable until such time as they are fully vested.

Common stock reserved

The number of shares of common stock that have been reserved for the potential conversion of Preferred Stock, and outstanding stock options granted under the Company's 2019 Stock Option and Grant Plan (the "2019 Plan") and the 2024 Stock Option and Incentive Plan (the "2024 Plan") and stock options available for grant under the 2019 Plan and 2024 Plan as of December 31, 2024 and December 31, 2023, are as follows:

	December 31,
	2024	2023
Conversion of Series A Preferred Stock	—	4,458,324
Conversion of Series B Preferred Stock	—	10,750,183
Outstanding common stock options	3,502,440	2,493,777
Common stock options available for grant	2,603,253	684,284
Shares available for issuance under 2024 ESPP	289,436	—
Total	6,395,129	18,386,568

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

As of the date the 2024 Plan became effective, there will be no further awards granted under the 2019 Plan, but all outstanding awards under the 2019 Plan will continue to be governed by their existing terms. 2,955,258 stock options to purchase common stock were outstanding under the 2019 Plan as of December 31, 2024.

2024 Stock Option and Incentive Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in September 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2024 Plan provides for the grant of incentive stock options, stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2024 Plan is 3,065,000 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent (5%) of the sum of the outstanding number of shares of common stock and the numbers of shares of common stock issuable pursuant to the exercise of any outstanding warrants to acquire common stock for a nominal exercise price on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of December 31, 2024, 547,182 stock options to purchase common stock were outstanding under the 2024 Plan and 2,603,253 shares remained available for future grant under the 2024 Plan. The shares available for issuance under the 2024 Plan may be authorized but unissued shares or shares reacquired by the Company.

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

2024 Employee Stock Purchase Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the "2024 ESPP"), which became effective in September 2024. A total of 289,436 shares of common stock were initially reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter, by the least of (i) 578,872 shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

No shares were issued under the 2024 ESPP during the year ended December 31, 2024.

Stock option valuation

The determination of the grant date fair value of stock-based awards granted to employees, directors and nonemployees during the years ended December 31, 2024, and 2023, is estimated using the Black-Scholes option-pricing model and was calculated based on the following assumptions.

	Years ended December 31,
	2024	2023
Fair value of common stock	$9.14 - $22.46	$4.09 - $7.82
Dividend yield	0%	0%
Volatility	88% - 110%	80% - 90%
Risk-free interest rate	3.52% - 5.18%	3.42% - 4.67%
Expected term (years)	0.50 - 6.08	6.02 - 6.08

Summary of option activity

The Company’s stock option activity regarding employees, directors, and nonemployees for the years ended December 31, 2024, and 2023, is summarized as follows (in thousands except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate intrinsic value
Options outstanding - December 31, 2022	1,203,213	$2.94	9.57	$1,381
Granted	1,752,407	7.51
Exercised	(250,347)	2.97
Forfeited	(212,755)	4.70
Repurchased	1,259	0.76
Options outstanding - December 31, 2023	2,493,777	$6.00	9.26	$4,543
Granted	1,394,761	12.63
Exercised	(108,661)	3.94
Forfeited	(188,787)	6.68
Cancelled	(88,650)	4.30
Options outstanding - December 31, 2024	3,502,440	$8.70	8.89	$34,307
Options vested and expected to vest - December 31, 2024	3,502,440	$8.70	8.89	$34,307
Options exercisable - December 31, 2024	2,444,226	$6.55	8.53	$29,044

Additional information with regard to stock option activity involving employees and directors for the year ended December 31, 2024, and 2023, is as follows (in thousands except per share amounts):

	December 31,
	2024	2023
Weighted-average grant date fair value per option of total options granted	$9.60	$7.57
Aggregate intrinsic value of stock options exercised	1,222	460

The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $3.8 million and $1.6 million, respectively.

As of December 31, 2024, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $17.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock-based compensation

During the years ended December 31, 2024, and 2023, the Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Years ended December 31,
	2024	2023
Research and development expense	$2,539	$904
General and administrative expense	2,683	1,139
Total	$5,222	$2,043

13.
INCOME TAXES

The Company recorded no income tax benefit for the net loss incurred for the years ended December 31, 2024 and 2023, due to the uncertainty of realizing a benefit from such losses. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	4.3%	4.0%
Federal research tax credits, net	7.4%	4.2%
Permanent differences and other	(0.6)%	(0.8)%
Change in valuation allowance	(32.1)%	(28.4)%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of December 31, 2024, and 2023, are included in the table below (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$14,903	$9,095
Capitalized research and development expenses	17,076	8,322
Research and development credit carryforwards	8,177	3,583
Stock-based compensation expense	824	281
Accrued expenses	583	319
Lease liability	43	81
Other, net	36	31
Total deferred tax assets:	41,642	21,712
Deferred tax liabilities:
Operating lease right-of-use assets	(30)	(56)
Depreciation	(156)	(82)
Total deferred tax liabilities:	(186)	(138)
Less valuation allowance	(41,456)	(21,574)
Net deferred tax assets	$—	$—

The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed primarily of net operating loss (“NOL”) carryforwards, capitalized research and development costs and research and development credit carryforwards. Management has considered the Company’s history of net losses incurred since inception and probability of future losses to conclude it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. As a result, the Company has established a valuation allowance for the full amount of the net deferred tax assets as of December 31, 2024, and 2023. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be reduced. The valuation allowance increased by $19.9 million during the year ended December 31, 2024, due to the increase in the deferred tax assets by the same amounts.

As of December 31, 2024, the Company had $46.2 million and $134.0 million of US federal NOLs and state NOL carryforwards, respectively. The federal NOLs have no expiration and the state NOLs begin to expire in 2039. In addition, the Company had US federal research and development tax credit carryforwards of $11.0 million, which may be available to reduce future tax liabilities which start to expire in 2039. The Company had Indiana state research and development tax credits of $1.7 million as of December 31, 2024, which begin to expire in 2029.

Effective January 1, 2022, the 2017 Tax Cuts and Jobs Act ("TCJA") requires research and experimental ("R&E") expenses under Internal Revenue Code Section 174 to be capitalized. R&E expenses are required to be amortized over a five-year period for domestic expenses and over a fifteen-year period for foreign expenses. Prior to the TCJA being effective, businesses had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company has reflected this change in treatment of R&E expenses in the current tax provision and resulted in the capitalization of $55.9 million and $27.4 million of R&E expenses for tax years ended December 31, 2024, and 2023, respectively.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the NOL carryforward period. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of NOL carryforwards, which could be used annually to offset future taxable income.

Due to the existence of the valuation allowance, future recognition of previously unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is subject to taxation in the U.S and various state jurisdictions. All tax years since incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

The Company had no material accrued interest or penalties related to income tax matters in the Company’s balance sheets as of December 31, 2024, and 2023. Further, the Company is not currently under examination by any federal, state or local tax authority.

The Inflation Reduction Act 2022 (“IRA 2022”) which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022, and became applicable to the Company on January 1, 2023. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. As of December 31, 2024, IRA 2022 has not had a material impact to the Company’s financial results.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024, and 2023, respectively (in thousands):

	2024	2023
Balance at January 1,	$2,114	$1,179
Increase related to current year tax positions	2,091	918
Increase related to prior year tax positions	126	17
Balance at December 31,	$4,331	$2,114

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the valuation allowance. The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company is subject to taxation in the U.S. federal and various state jurisdictions. All tax years since incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

14.
defined contribution plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. As of December 31, 2024, the Company has not made any contributions to the plan on behalf of our employees.

15.
Net loss per share attributable to common stockholders

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Years ended December 31,
	2024	2023
Net loss and net loss attributable to common stockholders	$(61,922)	$(32,563)
Net loss per share attributable to common stockholders, basic and diluted	$(5.82)	$(31.96)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	10,642,954	1,018,757

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

	December 31,
	2024	2023
Series A Convertible Preferred Stock (as converted to common stock)	—	4,458,324
Series B Convertible Preferred Stock (as converted to common stock)	—	10,750,183
Outstanding common stock options	3,502,440	2,493,777
Restricted stock related to early exercise of options to purchase common stock	12,608	90,324
Total	3,515,048	17,792,608

16.
Related Party transactions

In April 2019, the Company executed the Research Agreement pursuant to which the Company agreed to fund certain research of a director and former officer of the Company. The period of performance for this agreement is June 1, 2019 through April 30, 2022 and the contract totals approximately $2.8 million. On February 14, 2022, the Research Agreement was amended to extend the period of performance from April 30, 2022 to April 30, 2025 and increase the total contract costs by $3.0 million. On January 16, 2025, the Research Agreement was amended to extend the period of performance from April 30, 2025 through April 1, 2026 and increase the total contract costs by $1.0 million. The Company paid $1.1 million and $0.7 million pursuant to this agreement during the years ended December 31, 2024 and 2023, respectively. The Research Agreement also provides the Company an option to license the technology arising under the agreement (see Note 9).

One of the officers of the Company, who is also a director, participated in the Series B Milestone Issuance financing totaling $0.7 million and the Series C Issuance financing totaling $1.0 million in August 2023 and August 2024, respectively.

17.
SEGMENT INFORMATION

The Company operates as a single reportable segment engaged in the discovery and development of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. The Company's determination that it operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the chief executive officer, in his capacity as the chief operating decision maker (CODM), for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The Company's purpose is to help people with endocrine and metabolic disorders live fuller and healthier lives. The Company's long-term success is significantly dependent on its ability to research and develop innovative medicines. The CODM uses net loss to assess performance of the Company, ensuring that it is investing in the research and development of product candidates. The CODM allocates research and development resources based upon several factors, including the likelihood of technical success, unmet medical needs, and the viability of commercial success. A significant component of the CODM’s decision-making process is to ensure a balanced investment in the research and development portfolio to drive near-term success and long-term sustainability.

The following table summarizes our significant segment expenses and segment net loss:

	Years ended December 31,
	2024	2023
Expenses:
Canvuparatide direct program expense	$21,582	$9,840
MBX 1416 direct program expense	11,561	10,166
Preclinical and other research and development direct expense	12,112	2,220
Research and development overhead expense	12,160	6,308
Other segment items (1)	4,507	4,029
Net loss	$61,922	$32,563

(1) Other segment items are primarily comprised of general and administrative expenses and interest and other income.

18.
subsequent events

The Company has concluded no subsequent events have occurred that require disclosure.