Form 10-Q
period 2025-03-31
MBX Biosciences, Inc.
filed 2025-05-12
CIK 1776111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 33,424,371 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward looking statements, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". These sections contain express or implied forward-looking statements that are based on our management's belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MBX BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,903	$49,351
Marketable securities	210,883	212,798
Prepaid expenses and other current assets	3,490	5,137
Total current assets	244,276	267,286
Property and equipment, net	1,509	1,080
Right-of-use assets	91	119
Other assets	50	50
Total assets	$245,926	$268,535
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,245	$5,335
Accrued expenses	6,106	5,545
Operating lease liability, current	130	171
Total current liabilities	10,481	11,051
Share repurchase liability	23	42
Total liabilities	10,504	11,093
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized and zero issued and outstanding as of March 31, 2025 and 10,000,000 shares authorized and zero issued and outstanding as of December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized and 33,424,371 issued and outstanding as of March 31, 2025 and 500,000,000 shares authorized and 33,421,525 issued and outstanding as of December 31, 2024	5	5
Additional paid-in-capital	396,749	394,887
Accumulated deficit	(161,385)	(137,505)
Accumulated other comprehensive income	53	55
Total stockholders’ equity	235,422	257,442
Total liabilities and stockholders’ equity	$245,926	$268,535

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Operating expenses
Research and development	$22,405	$11,049
General and administrative	4,124	2,265
Total operating expenses	26,529	13,314
Loss from operations	(26,529)	(13,314)
Interest and other income, net	2,649	977
Net loss	$(23,880)	$(12,337)
Unrealized loss on marketable securities	(2)	(63)
Total other comprehensive loss	(2)	(63)
Total comprehensive loss	$(23,882)	$(12,400)
Net loss attributable to common stockholders	$(23,880)	$(12,337)
Net loss per common share, basic and diluted	$(0.71)	$(10.26)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	33,412,386	1,202,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONVERTIBLE PREFERRED STOCK

(Unaudited - in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 1, 2025	33,421,525	$5	$394,887	$(137,505)	$55	$257,442
Issuance of common stock upon exercise of stock options	3,019	—	4	—	—	4
Repurchase of restricted stock due to early exercised unvested stock options	(173)	—	19	—	—	19
Stock-based compensation expense	—	—	1,839	—	—	1,839
Net loss	—	—	—	(23,880)	—	(23,880)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at March 31, 2025	33,424,371	5	396,749	(161,385)	53	235,422

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at January 1, 2024	53,598,587	$36,501	129,240,032	$115,856	1,257,080	$1	$3,054	$(75,583)	$60	$(72,468)
Issuance of common stock upon exercise of stock options	—	—	—	—	35,918	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	—	—	1,623	—	—	1,623
Net loss	—	—	—	—	—	—	—	(12,337)	—	(12,337)
Other comprehensive loss	—	—	—	—	—	—	—	—	(63)	(63)
Balance at March 31, 2024	53,598,587	36,501	129,240,032	115,856	1,292,998	1	4,875	(87,920)	(3)	(83,047)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,880)	$(12,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,839	1,623
Non cash operating lease expense	29	25
Accretion and amortization of marketable securities, net	(1,343)	(503)
Depreciation expense	77	48
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,648	408
Accounts payable	(1,564)	474
Accrued expenses	558	(411)
Operating lease liability	(42)	(37)
Net cash used in operating activities	(22,678)	(10,710)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(273)
Purchases of marketable securities	(58,894)	(8,548)
Maturities of marketable securities	57,150	24,250
Call redemptions of marketable securities	5,000	—
Net cash provided by investing activities	3,226	15,429
Cash flows from financing activities:
Proceeds from exercise of common stock options	4	189
Payments related to offering costs	—	(6)
Net cash provided by financing activities	4	183
Net (decrease) increase in cash and cash equivalents	(19,448)	4,902
Cash and cash equivalents, beginning of period	49,351	30,523
Cash and cash equivalents, end of period	$29,903	$35,425
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$19	$114
Property and equipment in accounts payable and accrued liabilities	502	34
Deferred initial public offering costs included in accounts payable and accrued expenses	—	1,687

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

Since inception, the Company has devoted substantially all of its resources to drug discovery and development of its product candidates canvuparatide (MBX 2109), MBX 1416 and MBX 4291, and other preclinical programs, building an intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has historically funded its operations primarily through the issuance and sale of our common stock, including through our initial public offering (the "IPO"), convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds.

Liquidity

From inception and through March 31, 2025, the Company has devoted substantially all of its efforts to drug discovery and development. The Company has a limited operating history, has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. The Company incurred net losses of $23.9 million and $32.6 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, the Company has an accumulated deficit of $161.4 million and cash, cash equivalents and marketable securities of $240.8 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these condensed financial statements.

Basis of presentation

The accompanying unaudited condensed financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K as filed with the SEC on March 17, 2025.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the "Notes to Financial Statements" in the audited financial statements for the year ended December 31, 2024 and notes thereto, included in the Annual Report on Form 10-K as filed with the SEC on March 17, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This new standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied prospectively to financial statements issued for periods after the effective date of this ASU with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending December 31, 2025 and is currently assessing the impact ASU 2023-09 (Topic 740) will have on its financial statements, including the footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our consolidated income statements. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact ASU 2024-03 will have on its financial statements, including the footnote disclosures.

3.
FAIR VALUE Measurements

The following table presents information about the Company’s financial instruments as of March 31, 2025 and December 31, 2024, that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$28,367	$28,367	$—	$—
Marketable securities (cash equivalents)	748	748	—	—
Marketable securities	210,883	198,670	12,213	—
Total financial assets measured at fair value	$239,998	$227,785	$12,213	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$37,989	$37,989	$—	$—
Marketable securities (cash equivalents)	9,990	4,997	4,993	—
Marketable securities	212,798	204,385	8,413	—
Total financial assets measured at fair value	$260,777	$247,371	$13,406	$—

4.
Marketable Securities

The fair value of the Company’s marketable securities as of March 31, 2025 and December 31, 2024 is based on Level 1 and Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the fair value hierarchy during each of the three months ended March 31, 2025 and 2024. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities, and views all investments as available for use in its current operations. The Company has therefore classified all securities as current, even if it does not necessarily intend to dispose of the securities in the following year. Securities are carried at fair value with the unrealized (losses) gains reported in other comprehensive (loss) income.

As of March 31, 2025 and December 31, 2024, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

		March 31, 2025
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Cash equivalents	$748	$—	$—	$748
Government and agency securities	Marketable securities	210,830	99	(46)	210,883
Total		$211,578	$99	$(46)	$211,631

		December 31, 2024
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Cash equivalents	$9,989	$1	$—	$9,990
Government and agency securities	Marketable securities	212,744	107	(53)	212,798
Total		$222,733	$108	$(53)	$222,788

The fair values of available-for-sale debt securities as of March 31, 2025, by contractual maturity, are summarized as follows (in thousands):

March 31, 2025
Due in one year or less	$204,600
Due after one year	7,031
Total	$211,631

5.
PREPAID EXPENSES and Other Current assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid research and development expenses	$1,479	$3,652
Interest receivable	1,385	682
Other current assets	626	803
Total prepaid and other current assets	$3,490	$5,137

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$214	$214
Computer equipment and software	81	81
Equipment	816	816
Leasehold improvements	391	391
Construction in progress	506	—
Total property and equipment	2,008	1,502
Less accumulated depreciation	(499)	(422)
Property and equipment, net	$1,509	$1,080

Depreciation expense was $0.1 million and an immaterial amount for the three months ended March 31, 2025 and 2024, respectively.

7.
ACCRUED Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and benefits	$1,227	$2,324
Research and development expenses	4,650	3,063
Other	229	158
Total accrued expenses	$6,106	$5,545

8.
Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Security deposits	50	50
Total other assets	$50	$50

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

In December 2023, the Company entered into an operating lease agreement for laboratory space in Indianapolis, Indiana (the “Laboratory Lease”). The Laboratory Lease commenced in December 2023 and had a term of 12 months, terminating in December 2024. The Company entered into a new lease for laboratory space in August 2024, commencing in December 2024, and terminating in December 2025. Both laboratory leases are short-term leases with no corresponding lease liability or right-of-use asset recorded, and lease payments are recognized as expense on a straight-line basis over the lease terms.

The Company has no other operating or finance leases as of March 31, 2025 or December 31, 2024.

The future minimum rent payments relating to the Carmel Lease under the terms and conditions existing as of March 31, 2025, are summarized as follows (in thousands):

(in thousands)	Amount
2025	$134
Total lease payments	134
Less: imputed interest	(4)
Present value of lease liabilities	$130

The Company incurred $0.1 million of rent expense for each of the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the operating lease term and discount rate for the Carmel Lease as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	0.8	1.0
Weighted-average discount rate	8.0%	8.0%

Cash paid for amounts included in the measurement of the Company’s operating lease liability was less than $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively.

The following table sets forth the amount of right-of-use assets and lease liabilities included on the Company’s balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Right-of use assets	$91	$119
Operating lease liability, current	130	171

License agreement

In January 2024, the Company entered into an amendment (the "Amendment") for the Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) (the “License Agreement”), to license certain intellectual property arising under the Master Research Agreement with The Trustees of Indiana University (the "Research Agreement"). The Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Amendment, up to an aggregate of $9.0 million. Following the execution of the Amendment, future remaining clinical and regulatory milestone payments in the License Agreement and all amendments total up to $9.3 million. In consideration for the license, the Company paid no license fees to IURTC during the three months ended March 31, 2025 and 2024.

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

10.
Convertible preferred stock

The Company issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

On August 30, 2024, the Company's board of directors (the "Board") and stockholders approved the fourth amended and restated certificate of incorporation, which was effective immediately prior to the closing of the Company's IPO on September 16, 2024, and which, among other things, authorized 10,000,000 undesignated shares of preferred stock, $0.0001 par value per share.

Immediately prior to the closing of the Company's IPO on September 16, 2024, pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company's preferred stock, all of the Company's outstanding shares of convertible preferred stock were converted into an aggregate of 20,336,599 shares of common stock, as follows: 4,458,324 shares of common stock were issued as a result of the conversion of Series A convertible preferred stock; 10,750,183 shares of common stock were issued as a result of the conversion of Series B convertible preferred stock; and 5,128,092 shares of common stock were issued as a result of the conversion of Series C convertible preferred stock. Prior to the conversion of the Company's convertible preferred stock, holders of the Series A, Series B and Series C Convertible Preferred Stock had certain rights and preferences, including voting and conversion rights and dividend and liquidation preferences. The Company had no shares of convertible preferred stock outstanding at March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, there were 33,424,371 and 33,421,525 shares of common stock issued and outstanding, respectively. Shares of common stock issued and outstanding as of March 31, 2025, include 8,145 shares of restricted stock related to the unvested portion of early exercised common stock options. Shares of common stock issued and outstanding as of December 31, 2024 include 12,608 shares of restricted stock related to the unvested portion of early exercised common stock options. These are included in shares of common stock as they are considered to be legally outstanding as of March 31, 2025 and December 31, 2024, respectively. These shares are subject to the Company’s option to repurchase and are not transferrable until such time as they are fully vested.

Common stock reserved

The number of shares of common stock that have been reserved for future issuance in connection with outstanding stock options granted under the Company's 2019 Stock Option and Grant Plan (the "2019 Plan") and the 2024 Stock Option and Incentive Plan (the "2024 Plan"), stock options available for grant under the 2019 Plan and 2024 Plan and shares available for future issuance under th 2024 ESPP as of March 31, 2025 and December 31, 2024, are as follows:

	March 31,	December 31,
	2025	2024
Outstanding common stock options	4,297,410	3,502,440
Common stock options available for grant	3,476,513	2,603,253
Shares available for issuance under 2024 ESPP	623,651	289,436
Total	8,397,574	6,395,129

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

As of the date the 2024 Plan became effective, there will be no further awards granted under the 2019 Plan, but all outstanding awards under the 2019 Plan will continue to be governed by their existing terms. 2,875,990 stock options to purchase common stock were outstanding under the 2019 Plan as of March 31, 2025.

2024 Stock Option and Incentive Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in September 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2024 Plan provides for the grant of incentive stock options, stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2024 Plan is 3,065,000 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent (5%) of the sum of the outstanding number of shares of common stock and the numbers of shares of common stock issuable pursuant to the exercise of any outstanding warrants to acquire common stock for a nominal exercise price on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of March 31, 2025, 1,421,420 stock options to purchase common stock were outstanding under the 2024 Plan, and 3,476,513 shares remained available for future grant under the 2024 Plan. The shares available for issuance under the 2024 Plan may be authorized but unissued shares or shares reacquired by the Company.

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

2024 Employee Stock Purchase Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024, which became effective in September 2024. A total of 289,436 shares of common stock were initially reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter, by the least of (i) 578,872 shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of March 31, 2025, 623,651 shares remained available for issuance under the 2024 ESPP. No shares were issued under the 2024 ESPP during the three months ended March 31, 2025.

Stock option valuation

The determination of the grant date fair value of stock-based awards granted to employees, directors and nonemployees during the three months ended March 31, 2025 and 2024, was estimated using the Black-Scholes option-pricing model and was calculated based on the following assumptions.

	Three months ended March 31,
	2025	2024
Fair value of common stock	$10.14 - $18.25	$9.14
Dividend yield	—%	—%
Volatility	93.7% - 93.9%	90%
Risk-free interest rate	4.01% - 4.42%	3.93% - 5.18%
Expected term (years)	6.08	0.50 - 6.08

Summary of option activity

The Company’s stock option activity regarding employees, directors, and nonemployees for the three months ended March 31, 2025, is summarized as follows (in thousands except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate intrinsic value
Options outstanding - December 31, 2024	3,502,440	$8.70	8.89	$34,307
Granted	914,206	10.71
Exercised	(3,019)	1.23
Forfeited	(116,217)	9.42
Options outstanding - March 31, 2025	4,297,410	$9.12	9.04	3,158
Options vested and expected to vest - March 31, 2025	4,297,410	$9.12	9.04	3,158
Options exercisable - March 31, 2025	2,384,405	$6.56	8.17	$3,155

Additional information with regard to stock option activity involving employees and directors for the three months ended March 31, 2025 and 2024, is as follows (in thousands except per share amounts):

	March 31,
	2025	2024
Weighted-average grant date fair value per option of total options granted	$8.39	$5.84
Aggregate intrinsic value of stock options exercised	27	158

As of March 31, 2025, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $23.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock-based compensation

During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development expense	$834	$1,056
General and administrative expense	1,005	567
Total	$1,839	$1,623

13.
defined contribution plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In the three months ended March 31, 2025, the Company began contributing to the plan on behalf of its employees, and as of March 31, 2025, the Company made contributions of $0.1 million to the plan. No employer contributions were made during the year ended December 31, 2024.

14.
Net loss per share attributable to common stockholders

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended March 31,
	2025	2024
Net loss and net loss attributable to common stockholders	$(23,880)	$(12,337)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(10.26)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	33,412,386	1,202,396

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

	March 31,
	2025	2024
Series A Convertible Preferred Stock (as converted to common stock)	—	4,458,324
Series B Convertible Preferred Stock (as converted to common stock)	—	10,750,183
Outstanding common stock options	4,297,410	2,725,051
Restricted stock related to early exercise of options to purchase common stock	8,145	57,883
Total	4,305,555	17,991,441

15.
Related Party transactions

In April 2019, the Company executed the Research Agreement pursuant to which the Company agreed to fund certain research of a former director and former officer of the Company. The period of performance for this agreement is June 1, 2019 through April 30, 2022 and the contract totals approximately $2.8 million. On February 14, 2022, the Research Agreement was amended to extend the period of performance from April 30, 2022 to April 30, 2025 and increase the total contract costs by $3.0 million. On January 16, 2025, the Research Agreement was amended to extend the period of performance from April 30, 2025 through April 1, 2026 and increase the total contract costs by $1.0 million. The Company paid $0.3 million pursuant to this agreement during each of the three months ended March 31, 2025 and 2024. The Research Agreement also provides the Company an option to license the technology arising under the agreement (see Note 9).

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

The following table summarizes our significant segment expenses and segment net loss for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Expenses:
Canvuparatide direct program expense	$8,337	$3,982
MBX 1416 direct program expense	1,806	2,636
Preclinical and other research and development direct expense	6,985	842
Research and development overhead expense	5,277	3,589
Other segment items (1)	1,475	1,288
Net loss	$23,880	$12,337

(1) Other segment items are primarily comprised of general and administrative expenses and interest and other income.

17. Subsequent events

The Company has concluded no subsequent events have occurred that require disclosure, except as noted below:

Carmel Lease

On May 9, 2025, the Company entered into the first amendment of the Carmel Lease (the "First Amendment") related to the Company's principal executive office. Pursuant to the terms of the First Amendment, the leased premises were expanded, and the lease term was extended through December 31, 2028 with an option to extend for 36 additional months at the Company’s discretion. The Company is currently assessing the impact the amendment will have on its financial statements, including related footnote disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with our audited financial statements and the related notes for the year ended December 31, 2024 and the related Management's Discussion and Analysis of Financial Condition and Results of Operation, both of which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2025 (our "Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report. You should carefully read the "Risk Factors" section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see "Special Note Regarding Forward-Looking Statements". Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our second program is MBX 1416, which is designed to be a long-acting glucagon-like peptide-1, ("receptor antagonist"), as a potential therapy for post-bariatric hypoglycemia, ("PBH"), a chronic complication of bariatric surgery. MBX 1416 is designed as a convenient once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. In our ongoing Phase 1 clinical trial, the single ascending dose ("SAD") portion of this Phase 1 trial evaluates subcutaneous MBX 1416 doses of 10 milligrams (“mg”), 30 mg, 100 mg and 200 mg, in up to eight healthy adults per cohort randomized 3:1 (six MBX 1416; two placebo in each cohort). The multiple ascending dose ("MAD") portion of the trial evaluates four weekly subcutaneous doses of placebo and 10 mg, 30 mg (as two injections) and 30 mg (as one injection) MBX 1416 in three cohorts in up to eight healthy adults per cohort (six MBX 1416; two placebo in each cohort). An additional cohort will assess the clinical relevance of preclinical transporter findings. Preliminary data regarding the way the compound is absorbed, distributed, metabolized and excreted, ("pharmacokinetics") from the single ascending dose portion demonstrated that weekly subcutaneous injections resulted in dose-proportional increases in MBX 1416 exposure and a half-life supporting a once-weekly dosing regimen. In January 2025, we announced positive topline results from our Phase 1 SAD and MAD clinical trial of MBX 1416 in healthy adult volunteers. A Phase 2 clinical trial of MBX 1416 in patients with PBH is anticipated to initiate in the second half of 2025 following completion of an End-of-Phase 1 meeting with U.S. Food and Drug Administration ("FDA").

Our third program is our lead obesity product candidate, MBX 4291, which is designed to be a long-acting and highly potent and glucose-dependent insulinotropic polypeptide receptor prodrug with the goal of potential once monthly dosing frequency and improving efficacy and tolerability relative to existing standards of care. MBX 4291 is currently being evaluated in preclinical studies, with an anticipated investigational new drug, ("IND") submission in the second quarter of 2025. Beyond MBX 4291, we have a robust discovery pipeline including additional programs in the lead optimization stage for the treatment of obesity and associated comorbidities.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $23.9 million and $12.3 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $161.4 million and $137.5 million as of March 31, 2025 and December 31, 2024, respectively.

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

We had cash, cash equivalents and marketable securities of $240.8 million and $262.1 million as of March 31, 2025 and December 31, 2024, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” herein and “Risk Factors—Risks related to financial position and need for capital” from Item 1A Risk Factors in our Annual Report.

License agreement

Below is a summary of the key terms for our license agreement.

Indiana University Research And Technology Corporation Exclusive License Agreement

In June 2020, we entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation, or IURTC, a non-profit corporation organized under the laws of the State of Indiana, represented by The Trustees of Indiana University ("IU"), pursuant to which we have been granted an exclusive, royalty-bearing license to certain IURTC patent rights ("the Licensed Intellectual Property") developed by Dr. DiMarchi and other collaborators to further scientific research, for new product development, and for other applications in public interest, such license, the IURTC License Agreement. In particular, we have been granted an exclusive, royalty-bearing license to make, have made, use, have used, offer to sell, have offered for sale, sell, have sold, import and have imported products that are covered by the Licensed Intellectual Property ("Licensed Products"), with the right to sublicense to third parties. IURTC and IU have retained the right to (i) practice and use the Licensed Intellectual Property for non-commercial educational, research, and patient care and treatment purposes, and (ii) permit other non-profit and academic entities to practice and use the Licensed Intellectual Property for the same non-commercial purposes. Under the IURTC License Agreement, we agreed to use commercially reasonable efforts to develop, promote and sell Licensed Products in accordance with the IURTC License Agreement and any applicable laws. The IURTC License Agreement leverages IURTC’s expertise in peptide therapies as well as our scientific, clinical, and regulatory capabilities to accelerate the development of peptide treatments for people with endocrine and metabolic disorders. Canvuparatide (MBX 2109), MBX 1416 and MBX 4291 are Licensed Products under the IURTC License Agreement. Any future product candidates developed pursuant to our sponsored research agreement with IU or otherwise covered by the Licensed Intellectual Property may be subject to the IURTC License Agreement.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Change
	2025	2024	$
Operating expenses:
Research and development	$22,405	$11,049	$11,356
General and administrative	4,124	2,265	1,859
Total operating expenses	26,529	13,314	13,215
Loss from operations	(26,529)	(13,314)	(13,215)
Other income
Interest and other income, net	2,649	977	1,672
Total other income, net	2,649	977	1,672
Net loss	$(23,880)	$(12,337)	$(11,542)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three months ended March 31,		Change
	2025	2024	$
Direct research and development program expenses:
Canvuparatide	$8,337	$3,982	$4,355
MBX 1416	1,806	2,636	(830)
Preclinical and other	6,985	842	6,143
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	3,965	2,447	1,518
Facility-related and other	1,312	1,142	170
Total research and development expense	$22,405	$11,049	$11,356

Research and development expenses were $22.4 million for the three months ended March 31, 2025, as compared to $11.0 million for the three months ended March 31, 2024. The increase of $11.4 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $4.4 million, primarily due to the ongoing Phase 2 clinical trial, clinical supply manufacturing costs and costs associated with conducting preclinical studies. Direct program expenses related to MBX 1416 decreased by $0.8 million, primarily due to the completion of the Phase 1 clinical trial in the first quarter of 2025. Direct program expenses for preclinical and other programs increased by $6.1 million primarily due to pipeline candidate development activities, specifically including investigational new drug application ("IND")-enabling preclinical studies and nonclinical and clinical supply manufacturing related to MBX 4291. Personnel-related costs (including stock-based compensation), increased by $1.5 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other expenses, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development increased by $0.2 million.

General and administrative expenses

General and administrative expenses were $4.1 million for the three months ended March 31, 2025, as compared to $2.3 million for the three months ended March 31, 2024. The increase of $1.9 million was primarily due to higher professional fees related to legal and accounting services and higher personnel-related costs, including compensation, benefits and stock-based compensation, as we expanded our infrastructure to support growth in our operations.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $2.6 million for the three months ended March 31, 2025, as compared to $1.0 million for the three months ended March 31, 2024. The increase of $1.7 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to our IPO in September 2024 and the Series C Convertible Preferred Stock financing in August 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have historically funded our operations primarily through our IPO and sales of our convertible preferred stock and convertible notes, which have generated approximately $401.8 million in aggregate gross proceeds. As of March 31, 2025 and December 31, 2024, we had $240.8 million and $262.1 million in cash, cash equivalents and marketable securities, respectively. We have not yet generated any revenue from product sales and do not expect to in the foreseeable future as our product candidates are in various phases of clinical and preclinical development.

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

We had $240.8 million and $262.1 million in cash, cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of the accompanying unaudited condensed financial statements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(22,678)	$(10,710)
Net cash provided by investing activities	3,226	15,429
Net cash provided by financing activities	4	183
Net (decrease) increase in cash and cash equivalents	$(19,448)	$4,902

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $22.7 million. This was primarily due to our net loss of $23.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.6 million and non-cash charges of $0.6 million. The changes in our net operating assets and liabilities primarily consisted of a $1.6 million decrease in our prepaid expenses and other current assets related to prepaid balances with CROs, partially offset by a $1.0 million decrease in accounts payable and accrued expenses primarily related to balances with CDMOs. Non-cash charges primarily consisted of $1.8 million of stock-based compensation expense and $0.1 million of depreciation expense related to our property and equipment, partially offset by $1.3 million of net amortization and accretion of marketable securities.

Net cash used in operating activities for the three months ended March 31, 2024 was $10.7 million. This was primarily due to our net loss of $12.3 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.4 million and non-cash charges of $1.2 million. The changes in our net operating assets and liabilities primarily consisted of a $0.4 million decrease in our prepaid expenses and other current assets. Non-cash charges primarily consisted of $1.6 million of stock-based compensation expense, partially offset by $0.5 million of net amortization and accretion of marketable securities.

Cash flows from investing activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $3.2 million, which consisted of maturities of marketable securities of $57.2 million and redemptions of marketable securities of $5.0 million, partially offset by purchases of marketable securities of $58.9 million.

Net cash provided by investing activities for the three months ended March 31, 2024 was $15.4 million, which consisted of maturities of marketable securities of $24.3 million, partially offset by purchases of marketable securities of $8.5 million and purchases of property and equipment of $0.3 million.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 was immaterial.

Net cash provided by financing activities for the three months ended March 31, 2024 was $0.2 million, which consisted of proceeds from the exercise of common stock options of $0.2 million.

Contractual obligations and commitments

Leases

We have entered into two separate lease agreements for corporate office space and laboratory space, with terms extending through December 2025. As of March 31, 2025, our future remaining operating lease payments were $0.1 million, with $0.1 million payable within the next twelve months, with respect to leases already commenced as of such date. As of December 31, 2024, our future remaining operating lease payments were $0.2 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date.

Refer to Note 9 and Note 17 in our interim unaudited condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

License agreement and other agreements

Under the IURTC License Agreement, we have payment obligations that are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and in some cases, we are required to make royalty payments in connection with the sales of products developed under those agreements. Although we could be required to make milestone payments under the IURTC License Agreement, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional details regarding the IURTC License Agreement, see the section herein titled “License agreement” included in our Annual Report.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in our Annual Report.

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

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 17, 2025, together with all of the other information contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") and in the other documents that we file with the SEC, including our unaudited condensed financial statements and related notes appearing in this Quarterly Report, before deciding to invest in our common stock. If any of the events or developments described were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering

On September 12, 2024, our Registration Statement on Form S-1 (No. 333-281764) for our initial public offering (the "IPO") was declared effective by the SEC. Refer to the disclosure in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 7, 2024, which disclosure remains unchanged as of the date of this Quarterly Report.

(c) Issuer Repurchases of Securities

During the three months ended March 31, 2025, we repurchased 173 shares of our common stock from a former consultant as detailed in the following table:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31, 2025	—	—	—	—
February 1 - February 28, 2025	173 (1)	$0.48	—	—
March 1 - March 31, 2025	—	—	—	—
Totals	173(1)	$0.48	—	—

(1) We repurchased shares of our common stock that were previously issued upon the early exercise of employee stock options in connection with the exercise of our repurchase right upon cessation of service of certain of our employees and directors.

(2) We did not have a repurchase program in place during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On May 9, 2025, we entered into a first amendment (the "First Amendment") to our lease, dated April 28, 2022 (the "Carmel Lease"), with Zeller-Carmel Property, LLC, related to our principal executive office.

Pursuant to the terms of the First Amendment, the leased premises are expanded from 6,493 square feet of office space to 8,260 square feet of office space, and the expiration date of the lease is extended from December 31, 2025 to December 31, 2028, with an option to extend for 36 additional months at our discretion. Future minimum rent payments under the First Amendment total $0.7 million.

The foregoing summary of the First Amendment does not purport to be a complete description of the document and is qualified in its entirety by the First Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
10.1*	First Amendment to Office Lease between Zeller-Carmel Property, L.L.C. and MBX Biosciences, Inc., dated May 9, 2025 (filed herewith).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MBX Biosciences, Inc.

Date: May 12, 2025	By:	/s/ P. Kent Hawryluk
P. Kent Hawryluk
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Richard Bartram
Richard Bartram
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)