Form 10-Q
period 2025-06-30
MBX Biosciences, Inc.
filed 2025-08-07
CIK 1776111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 33,593,866 shares of common stock, $0.0001 par value per share, outstanding.

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
•
regulatory or other geopolitical developments in the United States and foreign countries and their potential impacts, if any, on the Company;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MBX BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,781	$49,351
Marketable securities	185,125	212,798
Prepaid expenses and other current assets	4,284	5,137
Total current assets	229,190	267,286
Property and equipment, net	1,730	1,080
Right-of-use assets	551	119
Other assets	50	50
Total assets	$231,522	$268,535
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,764	$5,335
Accrued expenses	5,854	5,545
Operating lease liability, current	138	171
Total current liabilities	11,756	11,051
Share repurchase liability	15	42
Operating lease liability, net of current	512	—
Total liabilities	12,283	11,093
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized and zero issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized and 33,592,226 issued and outstanding as of June 30, 2025 and 500,000,000 shares authorized and 33,421,525 issued and outstanding as of December 31, 2024	5	5
Additional paid-in-capital	400,019	394,887
Accumulated deficit	(180,796)	(137,505)
Accumulated other comprehensive income	11	55
Total stockholders’ equity	219,239	257,442
Total liabilities and stockholders’ equity	$231,522	$268,535

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$17,724	$14,396	$40,130	$25,445
General and administrative	4,081	2,262	8,204	4,527
Total operating expenses	21,805	16,658	48,334	29,972
Loss from operations	(21,805)	(16,658)	(48,334)	(29,972)
Interest and other income, net	2,394	801	5,043	1,778
Net loss	$(19,411)	$(15,857)	$(43,291)	$(28,194)
Unrealized loss on marketable securities	(42)	(12)	(44)	(75)
Total other comprehensive loss	(42)	(12)	(44)	(75)
Total comprehensive loss	$(19,453)	$(15,869)	$(43,335)	$(28,269)
Net loss attributable to common stockholders	$(19,411)	$(15,857)	$(43,291)	$(28,194)
Net loss per common share, basic and diluted	$(0.58)	$(12.62)	$(1.30)	$(22.93)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	33,446,385	1,256,549	33,429,479	1,229,473

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONVERTIBLE PREFERRED STOCK

(Unaudited - in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 1, 2025	33,421,525	$5	$394,887	$(137,505)	$55	$257,442
Issuance of common stock upon exercise of stock options	3,019	—	4	—	—	4
Repurchase of restricted stock due to early exercised unvested stock options	(173)	—	19	—	—	19
Stock-based compensation expense	—	—	1,839	—	—	1,839
Net loss	—	—	—	(23,880)	—	(23,880)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at March 31, 2025	33,424,371	5	396,749	(161,385)	53	235,422
Issuance of common stock upon exercise of stock options	167,855	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	1,937	—	—	1,937
Net loss	—	—	—	(19,411)	—	(19,411)
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
Balance at June 30, 2025	33,592,226	$5	$400,019	$(180,796)	$11	$219,239

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at January 1, 2024	53,598,587	$36,501	129,240,032	$115,856	1,257,080	$1	$3,054	$(75,583)	$60	$(72,468)
Issuance of common stock upon exercise of stock options	—	—	—	—	35,918	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	—	—	1,623	—	—	1,623
Net loss	—	—	—	—	—	—	—	(12,337)	—	(12,337)
Other comprehensive loss	—	—	—	—	—	—	—	—	(63)	(63)
Balance at March 31, 2024	53,598,587	36,501	129,240,032	115,856	1,292,998	1	4,875	(87,920)	(3)	(83,047)
Issuance of common stock upon exercise of stock options	—	—	—	—	24,101	1	111	—	—	112
Stock-based compensation expense	—	—	—	—	—	—	919	—	—	919
Net loss	—	—	—	—	—	—	—	(15,857)	—	(15,857)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2024	53,598,587	$36,501	129,240,032	$115,856	1,317,099	$2	$5,905	$(103,777)	$(15)	$(97,885)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(43,291)	$(28,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,776	2,542
Non cash operating lease expense	69	52
Accretion and amortization of marketable securities, net	(2,322)	(944)
Depreciation expense	138	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	853	(750)
Accounts payable	447	1,053
Accrued expenses	305	2,225
Operating lease right-of-use asset	(566)	—
Operating lease liability	479	(75)
Net cash used in operating activities	(40,112)	(23,980)
Cash flows from investing activities:
Purchases of property and equipment	(737)	(725)
Purchases of marketable securities	(106,323)	(24,237)
Maturities of marketable securities	130,272	32,500
Call redemptions of marketable securities	6,000	—
Net cash provided by investing activities	29,212	7,538
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,330	239
Payments related to offering costs	—	(1,817)
Net cash provided by (used in) financing activities	1,330	(1,578)
Net decrease in cash and cash equivalents	(9,570)	(18,020)
Cash and cash equivalents, beginning of period	49,351	30,523
Cash and cash equivalents, end of period	$39,781	$12,503
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$27	$174
Property and equipment in accounts payable and accrued liabilities	7	70
Tenant allowance leasehold improvement included in operating lease right-of-use asset	65	—
Deferred initial public offering costs included in accounts payable and accrued expenses	—	934

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

Since inception, the Company has devoted substantially all of its resources to drug discovery and development of its product candidates canvuparatide (MBX 2109), imapextide (MBX 1416) and MBX 4291, and other preclinical programs, building an intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has historically funded its operations primarily through the issuance and sale of our common stock, including through our initial public offering (the "IPO"), convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds.

Liquidity

From inception and through June 30, 2025, the Company has devoted substantially all of its efforts to drug discovery and development. The Company has a limited operating history, has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. The Company incurred net losses of $43.3 million and $61.9 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. As of June 30, 2025, the Company has an accumulated deficit of $180.8 million and cash, cash equivalents and marketable securities of $224.9 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these condensed financial statements.

Basis of presentation

The accompanying unaudited condensed financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K as filed with the SEC on March 17, 2025 ("2024 Annual Report").

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the "Notes to Financial Statements" in the audited financial statements for the year ended December 31, 2024 and notes thereto, included in the 2024 Annual Report.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our income statements. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact ASU 2024-03 will have on its financial statements, including the footnote disclosures.

3.
FAIR VALUE Measurements

The following table presents information about the Company’s financial instruments as of June 30, 2025 and December 31, 2024, that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$34,247	$34,247	$—	$—
Marketable securities (cash equivalents)	1,247	—	1,247	—
Marketable securities	185,125	177,651	7,474	—
Total financial assets measured at fair value	$220,619	$211,898	$8,721	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$37,989	$37,989	$—	$—
Marketable securities (cash equivalents)	9,990	4,997	4,993	—
Marketable securities	212,798	204,385	8,413	—
Total financial assets measured at fair value	$260,777	$247,371	$13,406	$—

4.
Marketable Securities

The fair value of the Company’s marketable securities as of June 30, 2025 and December 31, 2024 is based on Level 1 and Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the fair value hierarchy during each of the six months ended June 30, 2025 and 2024. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities, and views all investments as available for use in its current operations. The Company has therefore classified all securities as current, even if it does not necessarily intend to dispose of the securities in the following year. Securities are carried at fair value with the unrealized (losses) gains reported in other comprehensive (loss) income.

As of June 30, 2025 and December 31, 2024, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

		June 30, 2025
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Cash equivalents	$1,247	$—	$—	$1,247
Government and agency securities	Marketable securities	185,114	59	(48)	185,125
Total		$186,361	$59	$(48)	$186,372

		December 31, 2024
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Cash equivalents	$9,989	$1	$—	$9,990
Government and agency securities	Marketable securities	212,744	107	(53)	212,798
Total		$222,733	$108	$(53)	$222,788

The fair values of available-for-sale debt securities as of June 30, 2025, by contractual maturity, are summarized as follows (in thousands):

June 30, 2025
Due in one year or less	$181,837
Due after one year	4,535
Total	$186,372

5.
PREPAID EXPENSES and Other Current assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid research and development expenses	$2,971	$3,652
Interest receivable	841	682
Other current assets	472	803
Total prepaid and other current assets	$4,284	$5,137

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$214	$214
Computer equipment and software	81	81
Equipment	843	816
Leasehold improvements	391	391
Construction in progress	761	—
Total property and equipment	2,290	1,502
Less accumulated depreciation	(560)	(422)
Property and equipment, net	$1,730	$1,080

Depreciation expense was $0.1 million and an immaterial amount for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $0.1 million for each of the six months ended June 30, 2025 and 2024.

7.
ACCRUED Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation and benefits	$2,141	$2,324
Research and development expenses	3,502	3,063
Other	211	158
Total accrued expenses	$5,854	$5,545

8.
Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Security deposits	50	50
Total other assets	$50	$50

9.
Commitments and contingencies

Leases

In April 2022, the Company entered into an operating lease agreement for a principal executive office in Carmel, Indiana (the “Carmel Lease”). The Carmel Lease commenced in October 2022 and had an initial term of 39 months, a termination date of December 31, 2025, and an option to extend for 36 additional months at the Company’s discretion. The option to extend was not considered reasonably certain as of the lease inception. On May 9, 2025, the Company entered into the first amendment of the Carmel Lease (the "First Amendment"). Pursuant to the terms of the First Amendment, the leased premises were expanded, and the lease term was extended through December 31, 2028 with an option to extend for 36 additional months at the Company’s discretion. The option to extend is not considered reasonably certain as of the date of the First Amendment.

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

The Company has no other operating or finance leases as of June 30, 2025 or December 31, 2024.

Pursuant to ASC 842, the Company evaluated the new terms of the First Amendment of the Carmel Lease and determined the First Amendment should be treated as a lease modification of the existing Carmel Lease. In accordance with the accounting guidance, the Company remeasured the lease liability as of May 9, 2025, the First Amendment commencement date, to reflect the changes in the lease payments and the change in the lease term. This resulted in an increase of $0.6 million to the Company's lease liability and a corresponding increase to its right-of-use asset as shown on its condensed balance sheets as of June 30, 2025.

The future minimum rent payments relating to the Carmel Lease under the terms and conditions existing as of June 30, 2025, are summarized as follows (in thousands):

(in thousands)	Amount
2025	$89
2026	229
2027	234
2028	240
Total lease payments	792
Less: imputed interest	(142)
Present value of lease liabilities	$650

The Company incurred $0.1 million of rent expense for each of the three months ended June 30, 2025 and 2024. The Company incurred $0.1 million of rent expense for each of the six months ended June 30, 2025 and 2024.

The following table summarizes the operating lease term and discount rate for the Carmel Lease as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.5	1.0
Weighted-average discount rate	11.0%	8.0%

Cash paid for amounts included in the measurement of the Company’s operating lease liability was less than $0.1 million for each of the three months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of the Company’s operating lease liability was $0.1 million for each of the six months ended June 30, 2025 and 2024.

The following table sets forth the amount of right-of-use assets and lease liabilities included on the Company’s balance sheet as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Right-of use assets	$551	$119
Operating lease liability, current	138	171
Operating lease liability, net of current	512	—

License agreement

In January 2024, the Company entered into an amendment (the "Amendment") for the Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) (the “License Agreement”), to license certain intellectual property arising under the Master Research Agreement with The Trustees of Indiana University (the "Research Agreement"). The Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Amendment, up to an aggregate of $9.0 million. Following the execution of the Amendment, future remaining clinical and regulatory milestone payments in the License Agreement and all amendments total up to $9.3 million. In consideration for the license, the Company paid no license fees to IURTC during the three and six months ended June 30, 2025 and 2024.

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

Immediately prior to the closing of the Company's IPO on September 16, 2024, pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company's preferred stock, all of the Company's outstanding shares of convertible preferred stock were converted into an aggregate of 20,336,599 shares of common stock, as follows: 4,458,324 shares of common stock were issued as a result of the conversion of Series A convertible preferred stock; 10,750,183 shares of common stock were issued as a result of the conversion of Series B convertible preferred stock; and 5,128,092 shares of common stock were issued as a result of the conversion of Series C convertible preferred stock. Prior to the conversion of the Company's convertible preferred stock, holders of the Series A, Series B and Series C Convertible Preferred Stock had certain rights and preferences, including voting and conversion rights and dividend and liquidation preferences. The Company had no shares of convertible preferred stock outstanding at June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, there were 33,592,226 and 33,421,525 shares of common stock issued and outstanding, respectively. Shares of common stock issued and outstanding as of June 30, 2025 include 5,077 shares of restricted stock related to the unvested portion of early exercised common stock options. Shares of common stock issued and outstanding as of December 31, 2024 include 12,608 shares of restricted stock related to the unvested portion of early exercised common stock options. These are included in shares of common stock as they are considered to be legally outstanding as of June 30, 2025 and December 31, 2024, respectively. These shares are subject to the Company’s option to repurchase and are not transferable until such time as they are fully vested.

Common stock reserved

The number of shares of common stock that have been reserved for future issuance in connection with outstanding stock options granted under the Company's 2019 Stock Option and Grant Plan (the "2019 Plan") and the 2024 Stock Option and Incentive Plan (the "2024 Plan"), stock options available for grant under the 2019 Plan and 2024 Plan and shares available for future issuance under the 2024 ESPP as of June 30, 2025 and December 31, 2024, are as follows:

	June 30,	December 31,
	2025	2024
Outstanding common stock options	4,343,189	3,502,440
Common stock options available for grant	3,262,879	2,603,253
Shares available for issuance under 2024 ESPP	623,651	289,436
Total	8,229,719	6,395,129

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

As of the date the 2024 Plan became effective, there will be no further awards granted under the 2019 Plan, but all outstanding awards under the 2019 Plan will continue to be governed by their existing terms. 2,702,705 stock options to purchase common stock were outstanding under the 2019 Plan as of June 30, 2025.

2024 Stock Option and Incentive Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in September 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2024 Plan provides for the grant of incentive stock options, stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2024 Plan is 3,065,000 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent (5%) of the sum of the outstanding number of shares of common stock and the numbers of shares of common stock issuable pursuant to the exercise of any outstanding warrants to acquire common stock for a nominal exercise price on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of June 30, 2025, 1,640,484 stock options to purchase common stock were outstanding under the 2024 Plan, and 3,262,879 shares remained available for future grant under the 2024 Plan. The shares available for issuance under the 2024 Plan may be authorized but unissued shares or shares reacquired by the Company.

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

2024 Employee Stock Purchase Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in September 2024. A total of 289,436 shares of common stock were initially reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter, by the least of (i) 578,872 shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of June 30, 2025, 623,651 shares remained available for issuance under the 2024 ESPP. No shares were issued under the 2024 ESPP during the three and six months ended June 30, 2025.

Stock option valuation

The determination of the grant date fair value of stock-based awards granted to employees, directors and nonemployees during the three and six months ended June 30, 2025 and 2024, was estimated using the Black-Scholes option-pricing model and was calculated based on the following assumptions.

Six months ended June 30,
	2025	2024
Fair value of common stock	$6.00 - $18.25	$9.14 - $10.46
Dividend yield	—%	—%
Volatility	93.7% - 97.5%	90% - 100%
Risk-free interest rate	3.88% - 4.42%	3.93% - 5.18%
Expected term (years)	5.50 - 6.08	0.50 - 6.08

Summary of option activity

The Company’s stock option activity regarding employees, directors, and nonemployees for the six months ended June 30, 2025, is summarized as follows (in thousands except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate intrinsic value
Options outstanding - December 31, 2024	3,502,440	$8.70	8.89	$34,307
Granted	1,188,071	10.35
Exercised	(170,874)	7.78
Forfeited	(176,448)	10.74
Options outstanding - June 30, 2025	4,343,189	$9.11	8.63	12,934
Options vested and expected to vest - June 30, 2025	4,343,189	$9.11	8.63	12,934
Options exercisable - June 30, 2025	2,317,510	$6.63	7.93	$11,073

Additional information with regard to stock option activity involving employees and directors for the six months ended June 30, 2025 and 2024, is as follows (in thousands except per share amounts):

	June 30,
	2025	2024
Weighted-average grant date fair value per option of total options granted	$8.09	$9.64
Aggregate intrinsic value of stock options exercised	546	360

As of June 30, 2025, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $22.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-based compensation

During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development expense	$770	$328	$1,604	$1,384
General and administrative expense	1,167	591	2,172	1,158
Total	$1,937	$919	$3,776	$2,542

13.
defined contribution plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In the six months ended June 30, 2025, the Company began contributing to the plan on behalf of its employees. In each of the three and six months ended June 30, 2025, the Company made contributions of $0.1 million to the plan. No employer contributions were made during the year ended December 31, 2024.

14.
Net loss per share attributable to common stockholders

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss and net loss attributable to common stockholders	$(19,411)	$(15,857)	$(43,291)	$(28,194)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(12.62)	$(1.30)	$(22.93)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	33,446,385	1,256,549	33,429,479	1,229,473

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

	June 30,
	2025	2024
Series A Convertible Preferred Stock (as converted to common stock)	—	4,458,324
Series B Convertible Preferred Stock (as converted to common stock)	—	10,750,183
Outstanding common stock options	4,343,189	2,864,410
Restricted stock related to early exercise of options to purchase common stock	5,077	35,703
Total	4,348,266	18,108,620

15.
Related Party transactions

In April 2019, the Company executed the Research Agreement pursuant to which the Company agreed to fund certain research of a former director and former officer of the Company. The period of performance for this agreement is June 1, 2019 through April 30, 2022 and the contract totals approximately $2.8 million. On February 14, 2022, the Research Agreement was amended to extend the period of performance from April 30, 2022 to April 30, 2025 and increase the total contract costs by $3.0 million. On January 16, 2025, the Research Agreement was amended to extend the period of performance from April 30, 2025 through April 1, 2026 and increase the total contract costs by $1.0 million. The Company paid $0.3 million pursuant to this agreement during each of the three months ended June 30, 2025 and 2024 and $0.5 million and $0.6 million during the six months ended June 30, 2025 and 2024, respectively. The Research Agreement also provides the Company an option to license the technology arising under the agreement (see Note 9).

16. SEGMENT INFORMATION

The Company operates as a single reportable segment engaged in the discovery and development of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. The Company's determination that it operates as a single segment is consistent with the nature of its operations and the financial information regularly reviewed by the chief executive officer, in his capacity as the chief operating decision maker (CODM), for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The Company's purpose is to help people with endocrine and metabolic disorders live fuller and healthier lives. The Company's long-term success is significantly dependent on its ability to research and develop innovative medicines. The CODM uses net loss to assess performance of the Company, ensuring that it is investing in the research and development of product candidates. The CODM allocates research and development resources based upon several factors, including the likelihood of technical success, unmet medical needs, and the viability of commercial success. A significant component of the CODM’s decision-making process is to ensure a balanced investment in the research and development portfolio to drive near-term success and long-term sustainability. During the three months ended June 30, 2025, the Company submitted and IND application for MBX 4291 and thus began tracking and internally reporting the related direct program expenses. As this information is provided to the CODM on a regular basis, it has been separately disclosed within our significant segment expenses below for all periods presented.

The following table summarizes our significant segment expenses and segment net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Expenses:
Canvuparatide direct program expense	$8,923	$4,980	$17,260	$8,963
Imapextide direct program expense	987	5,108	2,793	7,744
MBX 4291 direct program expense	2,547	1,521	8,322	2,145
Preclinical and other research and development direct expense	1,641	358	2,850	575
Research and development overhead expense	3,626	2,429	8,905	6,018
Other segment items (1)	1,687	1,461	3,161	2,749
Net loss	$19,411	$15,857	$43,291	$28,194

(1) Other segment items are primarily comprised of general and administrative expenses and interest and other income.

17. Subsequent events

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant provisions modifying the U.S. tax framework. We will evaluate the impact of these legislative changes as additional guidance becomes available. These legislative changes could have a material impact on our deferred tax assets and income tax disclosures in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with our audited financial statements and the related notes for the year ended December 31, 2024 and the related Management's Discussion and Analysis of Financial Condition and Results of Operation, both of which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2025 (our "2024 Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report. You should carefully read the "Risk Factors" section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see "Special Note Regarding Forward-Looking Statements". Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our lead product candidate, canvuparatide (MBX 2109), is a parathyroid hormone peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism, ("HP"). Leveraging our proprietary PEP platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to parathyroid hormone, ("PTH"), with convenient once-weekly administration. In a Phase 1 clinical trial, canvuparatide demonstrated a low ratio between the highest concentration of active drug observed after a dose and the concentration of active drug observed immediately prior to the next dose, ("peak-to-trough ratio"), which is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. We are currently evaluating canvuparatide in a Phase 2 clinical trial in 64 patients with HP. In March 2025, we announced completion of enrollment, and we anticipate reporting topline data in the third quarter of 2025.

Our second program is imapextide (MBX 1416), which is designed to be a long-acting glucagon-like peptide-1 ("GLP-1") receptor antagonist, as a potential therapy for post-bariatric hypoglycemia, ("PBH"), a chronic complication of bariatric surgery. Imapextide is designed as a convenient once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. The single ascending dose ("SAD") portion of this Phase 1 trial evaluated subcutaneous imapextide doses of 10 milligrams (“mg”), 30 mg, 100 mg and 200 mg, in up to eight healthy adults per cohort randomized 3:1 (six imapextide; two placebo in each cohort). The multiple ascending dose ("MAD") portion of the trial evaluated four weekly subcutaneous doses of placebo and 10 mg, 30 mg (as two injections) and 30 mg (as one injection) imapextide in three cohorts in up to eight healthy adults per cohort (six imapextide; two placebo in each cohort). An additional cohort assessed the clinical relevance of preclinical transporter findings. In January 2025, we announced positive topline results from our Phase 1 SAD and MAD clinical trial of imapextide in healthy adult volunteers. Results from the Phase 1 clinical trial demonstrated dose-proportional increases in imapextide exposure, a median half-life of 90 hours, which is supportive of a once-weekly dosing regimen, and, at steady state, the median Tmax was between 36 and 48 hours. Imapextide was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We completed an End-of-Phase 1 meeting with U.S. Food and Drug Administration ("FDA"), and a Phase 2a clinical trial evaluating imapextide in patients with PBH is anticipated to initiate in the third quarter of 2025.

Our third program is our lead obesity product candidate, MBX 4291, which is designed to be a long-acting and highly potent GLP-1 and glucose-dependent insulinotropic polypeptide, or GIP, receptor co-agonist prodrug with the goal of potential once monthly dosing frequency and improving efficacy and tolerability relative to existing standards of care. On June 16, 2025, we announced the investigational new drug ("IND") application submission to the FDA for MBX 4291 and, in July 2025, we received clearance to proceed with a Phase 1 clinical trial, which is expected to begin in the third quarter of 2025. Beyond MBX 4291, we have a robust discovery pipeline including multiple programs in the lead optimization stage of development.

Since our inception, we have devoted substantially all of our resources to drug discovery and development of our product candidates, canvuparatide, imapextide and MBX 4291, and other preclinical programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. In September 2024, we completed our initial public offering (the "IPO"), pursuant to which we issued and sold 11,730,000 shares of common stock (inclusive of 1,530,000 shares of commons stock sold pursuant to the underwriters' exercise of their option to purchase additional shares). The aggregate net proceeds received by use from the IPO were $170.5 million, after deducting underwriting discounts and commissions and other offering costs of $17.2 million. We have historically funded our operations primarily from the issuance and sale of our common stock, convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds.

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $19.4 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively. Our net losses were $43.3 million and $28.2 million for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $180.8 million and $137.5 million as of June 30, 2025 and December 31, 2024, respectively.

We anticipate that our expenses and operating losses will increase substantially for the foreseeable future as we:

•
advance the development of our lead product candidates, canvuparatide, imapextide and MBX 4291, and future product candidates;
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

We had cash, cash equivalents and marketable securities of $224.9 million and $262.1 million as of June 30, 2025 and December 31, 2024, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” herein and “Risk Factors—Risks related to financial position and need for capital” from Item 1A Risk Factors in our Annual Report.

License agreement

Below is a summary of the key terms for our license agreement.

Indiana University Research And Technology Corporation Exclusive License Agreement

In June 2020, we entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation, or IURTC, a non-profit corporation organized under the laws of the State of Indiana, represented by The Trustees of Indiana University ("IU"), pursuant to which we have been granted an exclusive, royalty-bearing license to certain IURTC patent rights ("the Licensed Intellectual Property") developed by Dr. DiMarchi and other collaborators to further scientific research, for new product development, and for other applications in public interest, such license, the IURTC License Agreement. In particular, we have been granted an exclusive, royalty-bearing license to make, have made, use, have used, offer to sell, have offered for sale, sell, have sold, import and have imported products that are covered by the Licensed Intellectual Property ("Licensed Products"), with the right to sublicense to third parties. IURTC and IU have retained the right to (i) practice and use the Licensed Intellectual Property for non-commercial educational, research, and patient care and treatment purposes, and (ii) permit other non-profit and academic entities to practice and use the Licensed Intellectual Property for the same non-commercial purposes. Under the IURTC License Agreement, we agreed to use commercially reasonable efforts to develop, promote and sell Licensed Products in accordance with the IURTC License Agreement and any applicable laws. The IURTC License Agreement leverages IURTC’s expertise in peptide therapies as well as our scientific, clinical, and regulatory capabilities to accelerate the development of peptide treatments for people with endocrine and metabolic disorders. Canvuparatide (MBX 2109), imapextide (MBX 1416) and MBX 4291 are Licensed Products under the IURTC License Agreement. Any future product candidates developed pursuant to our sponsored research agreement with IU or otherwise covered by the Licensed Intellectual Property may be subject to the IURTC License Agreement.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Change
	2025	2024	$
Operating expenses:
Research and development	$17,724	$14,396	$3,328
General and administrative	4,081	2,262	1,819
Total operating expenses	21,805	16,658	5,147
Loss from operations	(21,805)	(16,658)	(5,147)
Other income
Interest and other income, net	2,394	801	1,593
Total other income, net	2,394	801	1,593
Net loss	$(19,411)	$(15,857)	$(3,554)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three months ended June 30,		Change
	2025	2024	$
Direct research and development program expenses:
Canvuparatide (MBX 2109)	$8,923	$4,980	$3,943
Imapextide (MBX 1416)	987	5,108	(4,121)
MBX 4291 (1)	2,547	1,521	1,026
Preclinical and other (1)	1,641	358	1,283
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	3,336	2,243	1,093
Facility-related and other	290	186	104
Total research and development expense	$17,724	$14,396	$3,328

(1) Prior period amounts for MBX 4291 have been reclassified to conform to current period presentation.

Research and development expenses were $17.7 million for the three months ended June 30, 2025, as compared to $14.4 million for the three months ended June 30, 2024. The increase of $3.3 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $3.9 million, primarily due to increased activities related to the Phase 2 clinical trial. Direct program expenses related to imapextide decreased by $4.1 million, primarily due to the completion of the Phase 1 clinical trial in the first quarter of 2025. Direct program expenses for MBX 4291 increased by $1.0 million primarily due to preclinical studies and manufacturing activities related to MBX 4291, for which the IND was filed in June 2025. Direct program expenses for preclinical and other programs increased by $1.3 million primarily due to pipeline candidate development activities. Personnel-related costs (including stock-based compensation), increased by $1.1 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other expenses, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development increased by $0.1 million.

General and administrative expenses

General and administrative expenses were $4.1 million for the three months ended June 30, 2025, as compared to $2.3 million for the three months ended June 30, 2024. The increase of $1.8 million was primarily due to higher professional fees related to legal and accounting services and higher personnel-related costs, including compensation, benefits and stock-based compensation, as we expanded our infrastructure to support growth in our operations as a public company.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $2.4 million for the three months ended June 30, 2025, as compared to $0.8 million for the three months ended June 30, 2024. The increase of $1.6 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to our IPO in September 2024 and the Series C Convertible Preferred Stock financing in August 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six months ended June 30,		Change
	2025	2024	$
Operating expenses:
Research and development	$40,130	$25,445	$14,685
General and administrative	8,204	4,527	3,677
Total operating expenses	48,334	29,972	18,362
Loss from operations	(48,334)	(29,972)	(18,362)
Other income
Interest and other income, net	5,043	1,778	3,265
Total other income, net	5,043	1,778	3,265
Net loss	$(43,291)	$(28,194)	$(15,097)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six months ended June 30,		Change
	2025	2024	$
Direct research and development program expenses:
Canvuparatide (MBX 2109)	$17,260	$8,963	$8,297
Imapextide (MBX 1416)	2,793	7,744	(4,951)
MBX 4291 (1)	8,322	2,145	6,177
Preclinical and other (1)	2,850	575	2,275
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	7,301	4,690	2,611
Facility-related and other	1,604	1,328	276
Total research and development expense	$40,130	$25,445	$14,685

(1) Prior period amounts for MBX 4291 have been reclassified to conform to current period presentation.

Research and development expenses were $40.1 million for the six months ended June 30, 2025, as compared to $25.4 million for the six months ended June 30, 2024. The increase of $14.7 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $8.3 million, primarily due to increased activities related to conduct of the Phase 2 clinical trial, clinical supply manufacturing costs and costs associated with conducting preclinical studies. Direct program expenses related to imapextide decreased by $5.0 million, primarily due to the completion of the Phase 1 clinical trial in the first quarter of 2025. Direct program expenses for MBX 4291 increased by $6.2 million, primarily due to preclinical studies and manufacturing activities related to MBX 4291, for which the IND was filed in June 2025. Direct program expenses for preclinical and other programs increased by $2.3 million, primarily due to pipeline candidate development activities. Personnel-related costs (including stock-based compensation), increased by $2.6 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other expenses, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development increased by $0.3 million.

General and administrative expenses

General and administrative expenses were $8.2 million for the six months ended June 30, 2025, as compared to $4.5 million for the six months ended June 30, 2024. The increase of $3.7 million was primarily due to higher professional fees related to legal, insurance and accounting services and higher personnel-related costs, including compensation, benefits and stock-based compensation, as we expanded our infrastructure to support growth in our operations as a public company.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $5.0 million for the six months ended June 30, 2025, as compared to $1.8 million for the six months ended June 30, 2024. The increase of $3.2 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to our IPO in September 2024 and the Series C Convertible Preferred Stock financing in August 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have historically funded our operations primarily through our IPO and sales of our convertible preferred stock and convertible notes, which have generated approximately $401.8 million in aggregate gross proceeds. As of June 30, 2025 and December 31, 2024, we had $224.9 million and $262.1 million in cash, cash equivalents and marketable securities, respectively. We have not yet generated any revenue from product sales and do not expect to in the foreseeable future as our product candidates are in various phases of clinical and preclinical development.

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

We had $224.9 million and $262.1 million in cash, cash equivalents and marketable securities as of June 30, 2025 and December 31, 2024, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of the accompanying unaudited condensed financial statements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(40,112)	$(23,980)
Net cash provided by investing activities	29,212	7,538
Net cash provided by (used in) financing activities	1,330	(1,578)
Net decrease in cash and cash equivalents	$(9,570)	$(18,020)

Cash flows from operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $40.1 million. This was primarily due to our net loss of $43.3 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.6 million and non-cash charges of $1.7 million. The changes in our net operating assets and liabilities primarily consisted of a $0.9 million increase in our prepaid expenses and other current assets related to prepaid balances with CROs, a $0.8 million increase in accounts payable and accrued expenses primarily related to balances with CROs. Non-cash charges primarily consisted of $3.8 million of stock-based compensation expense, $0.1 million of depreciation expense related to our property and equipment and $0.1 million of amortization expense related to our right-of-use asset, partially offset by $2.3 million of net amortization and accretion of marketable securities.

Net cash used in operating activities for the six months ended June 30, 2024 was $24.0 million. This was primarily due to our net loss of $28.2 million, partially offset by net cash provided by changes in our operating assets and liabilities of $2.5 million and non-cash charges of $1.8 million. The changes in our net operating assets and liabilities primarily consisted of a $3.3 million increase in accounts payable and accrued expenses primarily related to balances with CDMOs, partially offset by a $0.8 million decrease in our prepaid expenses and other current assets. Non-cash charges primarily consisted of $2.5 million of stock-based compensation expense, $0.1 million of depreciation expense related to our property and equipment and $0.1 million of amortization expense related to our right-of-use asset, partially offset by $0.9 million of net amortization and accretion of marketable securities.

Cash flows from investing activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $29.2 million, which consisted of maturities of marketable securities of $130.3 million and redemptions of marketable securities of $6.0 million, partially offset by purchases of marketable securities of $106.3 million and purchases of property and equipment of $0.8 million.

Net cash provided by investing activities for the six months ended June 30, 2024 was $7.5 million, which consisted of maturities of marketable securities of $32.5 million, partially offset by purchases of marketable securities of $24.2 million and purchases of property and equipment of $0.7 million.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $1.3 million, which consisted of proceeds from the exercise of common stock options.

Net cash used in financing activities for the six months ended June 30, 2024 was $1.6 million, which consisted of payments of offering costs related to our IPO of $1.8 million, partially offset by $0.2 million in proceeds from the exercise of common stock options.

Contractual obligations and commitments

Leases

We have entered into two separate lease agreements for corporate office space and laboratory space, with terms extending through December 2028 and December 2025, respectively. The lease for our corporate office space was amended in May 2025 as further discussed in Note 9 to our interim unaudited condensed financial statements included elsewhere in this Quarterly Report. As of June 30, 2025, our future remaining operating lease payments were $0.8 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date. As of December 31, 2024, our future remaining operating lease payments were $0.2 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date.

Refer to Note 9 in our interim unaudited condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

License agreement and other agreements

Under the IURTC License Agreement, we have payment obligations that are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and in some cases, we are required to make royalty payments in connection with the sales of products developed under those agreements. Although we could be required to make milestone payments under the IURTC License Agreement, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional details regarding the IURTC License Agreement, see the section herein titled “License agreement” included in our 2024 Annual Report.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in our 2024 Annual Report.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by nonaffiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by nonaffiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by nonaffiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our 2024 Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report. Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described in our 2024 Annual Report together with all of the other information contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") and in the other documents that we file with the SEC, including our unaudited condensed financial statements and related notes appearing in this Quarterly Report, before deciding to invest in our common stock. If any of the events or developments described were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. For example, under Section 174 of the IRC, in taxable years beginning after December 31 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, currently, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate deductibility under Section 174 of the Code. In addition, it is unclear how changes in U.S. federal income tax laws will affect state and local taxation. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize any adverse effects of changes in tax laws or in the interpretation thereof.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the “IRA”), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

None.

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
10.1

First Amendment to Office Lease between Zeller-Carmel Property, L.L.C. and MBX Biosciences, Inc., dated May 9, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-42272) filed with SEC on May 12, 2025).

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

MBX Biosciences, Inc.

Date: August 7, 2025	By:	/s/ P. Kent Hawryluk
P. Kent Hawryluk
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Richard Bartram
Richard Bartram
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)