Form 10-K
period 2025-12-31
MBX Biosciences, Inc.
filed 2026-03-12
CIK 1776111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025 was $237,327,692.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 6, 2026 was 47,510,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 2025, are incorporated herein by reference into Part III of this Annual Report.

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
•
regulatory or other geopolitical developments in the United States and foreign countries and their potential impacts, if any, on us;
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

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. Our company was founded by global leaders with a transformative approach to peptide drug design and development. Leveraging this expertise, we designed our proprietary Precision Endocrine Peptide™ ("PEP™") platform to overcome the key limitations of unmodified and modified peptide therapies and to improve clinical outcomes and simplify disease management for patients. Our PEPs are selectively engineered to have optimized pharmaceutical properties, including extended time-action profiles and consistent drug concentrations with low peak-to-trough concentration ratios, consistent exposure to target tissues, and less frequent dosing. We are advancing a pipeline of novel candidates for endocrine and metabolic disorders with clinically validated targets, established endpoints for regulatory approval, significant unmet medical needs and large potential market opportunities. Our product candidates and programs include:

•
Canvuparatide: Our lead product candidate, canvuparatide (MBX 2109), is a parathyroid hormone ("PTH") peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism ("HP"). Leveraging our proprietary PEP™ platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH, with convenient once-weekly administration. In a Phase 1 clinical trial, canvuparatide demonstrated a low ratio between the highest concentration of active drug observed after a dose and the concentration of active drug observed immediately prior to the next dose ("peak-to-trough ratio"). This result is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. In a Phase 2 clinical trial of 64 patients with HP, canvuparatide achieved the primary endpoint with a statistically significant responder rate at Week 12 and further demonstrated positive six-month responder results from the open-label extension portion of the trial. All patients completed the 12-week trial, and canvuparatide was generally well-tolerated, with no treatment-related serious adverse events or discontinuations. We completed an End of Phase 2 meeting with the U.S. Food and Drug Administration ("FDA") and expect to receive Scientific Advice with the European Medicines Agency ("EMA") in the first half of 2026. We also intend to present results from our Phase 2 clinical trial and report one-year follow-up data from our ongoing open-label extension study at a medical meeting in the second quarter of 2026; and initiate a Phase 3 clinical trial of canvuparatide in the third quarter of 2026.
•
Obesity portfolio: Our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent "PEP™ glucagon-like peptide 1 ("GLP-1") / glucose-dependent insulinotropic polypeptide ("GIP") co-agonist prodrug with the goal of potential once-monthly dosing frequency and improved efficacy and tolerability relative to existing standards of care. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP co-agonist, and an extended duration of action of the active component of MBX 4291, supporting the potential for once-monthly administration. The results observed from our preclinical studies may not necessarily be predictive of the results of later-stage clinical trials that we may conduct. We are conducting a randomized, double-blind, placebo controlled Phase 1 clinical trial designed to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics of SAD and MAD doses in adults with obesity. Following the SAD and four-week MAD portions of the trial, we plan to evaluate multiple ascending doses of MBX 4291, or matching placebo, administered over 12 weeks in up to two cohorts consisting of 30 participants. Results from the planned 12-week MAD portion are expected in the fourth quarter of 2026. Beyond MBX 4291, we have a robust discovery pipeline including multiple programs in the lead optimization stage of development, and we expect to nominate two additional candidates in the second and third quarters of 2026.
•
Imapextide: Our program, imapextide (MBX 1416), is designed to be a long-acting GLP-1 receptor antagonist as a potential therapy for post-bariatric hypoglycemia ("PBH"), a chronic complication of bariatric surgery. Imapextide is designed as a convenient once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. In January 2025, we announced positive topline results from our Phase 1 SAD and MAD clinical trial of imapextide in healthy adult volunteers. Results from the Phase 1 clinical trial demonstrated dose-proportional increases in imapextide exposure, a median half-life of 90 hours, which is supportive of a once-weekly dosing regimen, and, at steady state, the median Tmax was between 36 and 48 hours. Imapextide was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We are conducting a Phase 2a, open-label clinical trial evaluating primary efficacy of subcutaneous imapextide in adult patients with PBH. Topline results are expected in the second quarter of 2026.

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

Modified peptide therapies have been developed to allow less frequent once-daily and once-weekly dosing regimens. Although these convenient, patient-friendly therapies could increase compliance and result in improved effectiveness in the real-world setting, they can still produce significant fluctuations in peptide blood levels or high peak-to-trough ratios, which can lead to side effects and limit potential efficacy. Therefore, there remains a significant unmet need to develop modified peptide therapies with extended time-action profiles and low peak-to-trough ratios that allow for less frequent injections and have the potential to provide improved efficacy, tolerability and convenience. Leveraging the proprietary technologies in our PEP™ platform, we are designing and developing novel peptide therapeutics with the goal of achieving four key, distinct attributes: 1) high potency, 2) high target selectivity, 3) half-lives that allow a dosing at weekly or less frequent intervals, and 4) low or flat peak-to-trough ratios to improve tolerability, thereby facilitating higher dosing and greater potential efficacy.

Our platform

We have built our proprietary PEP™ platform to develop innovative precision peptide therapies that are designed to overcome key limitations of current peptide therapies. We were founded by leaders in the field of peptide discovery and development with the goal of transforming the treatment landscape for endocrine and metabolic diseases with novel, efficacious, safe and convenient treatments. Our PEP™ platform builds upon the expertise and chemical technologies originally discovered at the Indiana University laboratory of our scientific co-founder, Dr. Richard DiMarchi, who is globally recognized for translational breakthroughs in endocrine pharmacology, including the discovery of the first GLP-1/GIP co-agonist as well as other dual and triple incretin agonists. We have developed a proprietary platform of tools that we believe will allow us to continually design transformative therapies. These proprietary tools and know-how include:

•
Innovative peptide design with a goal to provide enhanced physical properties including stability and solubility, increased potency, and multiple mechanisms of action in a single peptide
•
Programmable prodrug technologies that are designed to precisely time the chemical conversion of the prodrug into an active form to reduce peak-to-trough ratios and improve clinical outcomes
•
Fatty acylation that aims to increase duration of action for more convenient dosing regimens and compatibility with non-injectable formulations

Our PEP™ platform is designed to improve clinical outcomes and simplify disease management for patients. Our PEPs are engineered to potentially optimize pharmaceutical properties yielding peptides with extended time-action profiles, convenient dosing regimens and the potential to enhance compliance and improve treatment effectiveness in a real-world setting. PEPs may improve efficacy and reduce adverse events by providing a more continuous, infusion-like exposure to the peptide. We believe that our PEP™ technology, along with our significant know-how in the synergistic application of these tools, provides the opportunity to discover novel, highly selective and efficacious peptides with extended time-action profiles and low peak-to-trough ratios that may improve on the shortcomings of existing peptide therapies.

Our pipeline

We are leveraging our PEP™ platform to advance a pipeline of programs to treat both endocrine and metabolic disorders with clinically validated targets, established endpoints for regulatory approval, significant unmet needs and large potential market opportunities.

Beyond MBX 4291, we have a robust discovery pipeline including multiple programs in the lead optimization stage of development, and we expect to nominate two additional candidates in the second and third quarters of 2026.

Canvuparatide for the treatment of chronic hypoparathyroidism

Our lead product candidate, canvuparatide, is a parathyroid hormone peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of HP. HP is a rare endocrine disease where parathyroid glands fail to produce sufficient amounts of PTH, which is a hormone that regulates calcium levels in the blood through its effects on bone, kidneys and intestines. Leveraging our proprietary PEP™ platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH with a convenient once-weekly injection. In a Phase 1 clinical trial in healthy adults, canvuparatide demonstrated a low peak-to-trough ratio, which is consistent with a continuous, infusion-like profile, and an extended half-life potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. The FDA and the European Commission have granted orphan drug designation to canvuparatide for the treatment of HP. Orphan drug designation does not shorten the development time or regulatory review time of a product candidate and does not provide any guarantee of approval in the regulatory review or approval process. In September 2025, we announced canvuparatide achieved the primary endpoint in our Phase 2 trial with a statistically significant responder rate at Week 12 and further demonstrated positive six-month responder results from the open-label extension portion of the trial. All patients completed the 12-week trial, and canvuparatide was generally well-tolerated, with no treatment-related serious adverse events or discontinuations. We intend to present results from the Phase 2 clinical trial and one-year follow-up data from our ongoing open-label extension study at a medical meeting in the second quarter of 2026; and initiate a Phase 3 clinical trial of canvuparatide in the third quarter of 2026.

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

Our solution: Canvuparatide

Canvuparatide is designed to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH with a convenient once-weekly injection. Utilizing our PEP™ platform, we designed canvuparatide to address the narrow therapeutic window of PTH by delivering a consistent exposure to the hormone, thereby maintaining normal serum and urinary calcium levels and reducing the need for vitamin D and calcium supplements. The FDA and European Commission have granted orphan drug designation to canvuparatide for the treatment of HP.

Canvuparatide is a fatty acylated prodrug engineered to be biologically inactive at the time of subcutaneous injection and convert to an active PTH peptide in an intrinsically controlled, time-dependent fashion to enable once-weekly administration with reduced fluctuations in peptide concentration. As shown in “A” in the graphic below, canvuparatide features fatty acids at both termini which facilitate binding to plasma proteins like albumin, extending time in circulation. Under physiologic conditions, as depicted in “B”, the prodrug is converted at a precisely controlled rate to the active peptide and an inactive fatty acylated two amino acid metabolite. This conversion step is essential for achieving the desired pharmacokinetic profile. Finally, in “C,” the fatty acylated active drug slowly diffuses from albumin and engages the PTH receptor, increasing calcium levels in the blood. canvuparatide incorporates two independent mechanisms utilizing our PEP™ technologies — programmable prodrug and fatty acylation — to provide sustained, predictable PTH peptide levels and convenient, once-weekly dosing.

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

Canvuparatide Phase 3 clinical trial development

The Company plans to advance once-weekly canvuparatide into a Phase 3 trial for the treatment of chronic hypoparathyroidism ("HP") in the third quarter of 2026.

The Phase 3, double-blind, placebo-controlled trial will enroll approximately 160 patients randomized in a 3:1 ratio to receive canvuparatide or placebo. Following randomization, there will be a four-week fixed dose period of 600 ug canvuparatide (or placebo), followed by an eighteen-week dose titration period, and a four-week maintenance period. The Phase 3 trial will evaluate the primary endpoint, proportion of participants who achieve normal serum calcium and independence from conventional therapy, as well as secondary endpoints, including normalization of urinary calcium. The primary endpoint will be assessed at week 26, followed by an open label extension.

Avail™ Phase 2 clinical development and results

In March 2025, we completed a randomized double-blind, placebo controlled Phase 2 clinical trial in adult patients with HP (the "Avail trial"), and we announced topline data in September 2025. The Avail trial evaluated the safety, tolerability and efficacy of canvuparatide over a 12-week period in 64 patients. The primary endpoint of the Phase 2 clinical trial was the proportion of patients who could discontinue active vitamin D and reduce calcium supplements to less than or equal to 600 mg per day after 12 weeks of treatment while maintaining normal serum calcium levels. Secondary endpoints included safety and tolerability of canvuparatide and characterization of the pharmacokinetics and pharmacodynamics activity (including urine calcium, serum phosphorus, 1,25 dihydroxyvitamin D and bone biomarkers) and the impact on quality of life using patient-reported outcome tools.

In the Avail trial, patients were randomized (1:1:1:1) to weekly subcutaneous injections of placebo or 400 µg, 600 µg, and 800 µg of canvuparatide. The 12-week treatment period was comprised of a 4-week fixed dose period and an 8-week titration period. During the titration period, patients who had not been able to discontinue active vitamin D and/or reduce calcium supplements may have been able to up-titrate the study drug using a protocol-specified algorithm. Patients who completing the 12-week treatment period were eligible to participate in a 104-week long-term extension study in which all patients received canvuparatide.

In the Avail trial, canvuparatide achieved the primary endpoint with a statistically significant responder rate at Week 12 and further demonstrated positive six-month responder results from the open-label extension ("OLE") portion of the trial. All patients completed the 12-week trial, and canvuparatide was generally well-tolerated, with no treatment-related serious adverse events or discontinuations during the 12-week trial.

Primary Endpoint:

•
At 12 Weeks: The primary composite endpoint (maintaining albumin-adjusted serum calcium levels in the normal range (8.2–10.6 mg/dL) and independence from conventional therapy (defined as independence from active vitamin D and receiving no more than 600 mg/day of calcium supplements)) was achieved in 63% of canvuparatide-treated patients (30/48) compared with 31% in placebo-treated patients (5/16) (p=0.042) at Week 12.
•
At 6 Months: In the OLE, 79% of patients (44/56 evaluable) who received treatment achieved responder status at six months, including patients initially randomized to placebo.

Select Secondary and Exploratory Endpoints:

•
Pharmacokinetics: Pharmacokinetic findings were consistent with the Phase 1 results, supporting a once-weekly dosing schedule.
•
Bone Activity: Bone turnover and formation markers (BSAP, CTx and P1NP) increased over 12 weeks compared to placebo, consistent with enhanced bone remodeling.
•
Kidney Activity: In patients with elevated urine calcium at screening that normalized at Week 12, mean urine calcium was reduced by 48% in patients treated with once-weekly canvuparatide compared with 33% on placebo.

We completed an End of Phase 2 meeting with the FDA and expect to receive Scientific Advice with the European Medicines Agency in the first half of 2026. We also intend to present results from our Phase 2 clinical trial and report one-year follow-up data from our ongoing open-label extension study at a medical meeting in the second quarter of 2026; and initiate a Phase 3 clinical trial of canvuparatide in the third quarter of 2026.

Phase 1 clinical development and results

We evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of canvuparatide in our completed first-in-human, randomized double-blind, placebo controlled, single and multiple ascending dose Phase 1 clinical trial in healthy adults. The primary endpoint of the Phase 1 clinical trial was safety and tolerability and secondary endpoints were pharmacokinetics and pharmacodynamic activity of canvuparatide. The key pharmacokinetic endpoints for the active drug were half-life, peak-to-trough ratios and time to reach steady-state. The key pharmacodynamic endpoints for the active drug were changes in albumin-adjusted serum calcium levels and suppression of endogenous PTH secreted by the parathyroid gland.

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

Once-weekly canvuparatide increased serum calcium levels assessed by either the maximal increase in serum calcium (Emax,adj) or the total serum calcium levels between injections (AUEC0-t adj) in a dose- and time-dependent fashion. Maximal increases in albumin-adjusted serum calcium ("adj-Ca") were seen approximately 48 hours after injection. At the higher doses, increases in serum calcium were apparent after the first injection, with the effect being nearly maximal after the third weekly injection. These results have demonstrated a dose- and time-dependent effect of canvuparatide in increasing serum calcium levels with an initial effect within days after the first dose and nearly maximal after the third dose.

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

Leveraging our PEP™ platform, we are discovering and developing candidates with optimized pharmacokinetic profiles and pharmacologic attributes to potentially improve on the current treatments for obesity and related co-morbidities. We are engineering our candidates to extend the time-action profile and to potentially improve tolerability, thereby providing the potential for higher doses leading to greater weight loss than can be achieved with existing therapies. We are prioritizing candidates targeting clinically validated mechanisms for weight loss and are focusing on discovering peptides that target multiple unique receptors. Our obesity portfolio currently includes one product candidate, MBX 4291, for which we have completed IND-enabling studies, and a robust discovery pipeline with multiple development programs in the lead optimization stage of development, and we expect to nominate two additional candidates in the second and third quarters of 2026.

MBX 4291 for the treatment of obesity

Our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent PEP™ GLP-1 and glucose-dependent insulinotropic polypeptide ("GIP") receptor co-agonist prodrug with the goal of potential once monthly dosing frequency and improved efficacy and tolerability relative to existing standards of care. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP co-agonist. In additional preclinical evaluation, MBX 4291 demonstrated an extended duration of action of the active component of MBX 4291, supporting the potential for once-monthly administration. We are conducting a randomized, double-blind, placebo controlled Phase 1 clinical trial designed to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics of SAD and MAD doses in adults with obesity. Following the SAD and four-week MAD portions of the trial, we plan to evaluate multiple ascending doses of MBX 4291, or matching placebo, administered over 12 weeks in up to two cohorts consisting of thirty participants. Results from the planned 12-week MAD portion are expected in the fourth quarter of 2026. Beyond MBX 4291, we have a robust discovery pipeline including multiple programs in the lead optimization stage of development.

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

Current treatments and limitations

Initial treatment options for people with obesity focus on a combination of diet, exercise and lifestyle modifications. The American College of Cardiology (the "ACC") and American Association of Clinical Endocrinologists (the "AACE") recommend people with obesity should initially be prescribed aerobic exercise and resistance training, a reduced calorie diet, and behavioral intervention. Behavioral modification therapy typically results in only modest weight loss that is often not sustained. Therefore, surgery and pharmacological treatment are often required.

The AACE guidelines recommend that pharmacotherapy combined with lifestyle modifications be considered in individuals with a BMI of at least 27 kg/m2. GLP-1 receptor mono-agonists have been approved by the FDA and EMA for obesity, such as Wegovy® (semaglutide) and Saxenda® (liraglutide). Zepbound® (tirzepatide) was the first GLP-1/GIP receptor co-agonist approved for obesity. In a head-to-head study in overweight and obese subjects with type 2 diabetes, tirzepatide, the GLP-1/GIP receptor co-agonist, provided statistically and clinically meaningful greater weight loss, relative to semaglutide, the GLP-1 receptor mono- agonist. Based on demonstrating reductions in the risk of heart attack, stroke, or cardiovascular disease-related death, a weight loss drug (Wegovy) has been approved by the FDA to reduce the risk of major cardiovascular events in overweight or obese individuals with cardiovascular disease and no prior history of type 2 diabetes. Additionally, the FDA has approved an oral tablet version of Wegovy for treatment.

While the current GLP-1-based agonists represent significant and clinically meaningful advances in the treatment of obesity, they require weekly injections and can be associated with significant GI side effects such as nausea, diarrhea, constipation, and vomiting. These side effects often lead to reduced adherence and increased discontinuation, thereby limiting a patient’s ability to lose weight. The availability of better tolerated agents with weight loss equal to or exceeding the approved GLP-1 receptor mono-agonist therapies or more efficacious GLP-1/GIP receptor co-agonist therapies would be a clinically meaningful therapeutic advance for people with obesity and its co-morbidities. We believe that our PEP™ technology can improve on the shortcomings of existing pharmacologic weight loss therapies through the discovery of novel, highly selective and efficacious peptides with extended time-action profiles and the flexibility to utilize dosing regimens that may improve efficacy and tolerability.

Our solution: MBX 4291

Leveraging our PEP™ technology, we have engineered MBX 4291, a long-acting and highly potent PEP™ GLP-1 and GIP receptor co-agonist prodrug with the goal of potential once monthly dosing frequency and improved efficacy and tolerability relative to existing standards of care, and have advanced this product candidate into Phase 1 development for the treatment of obesity. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP co-agonist. In additional preclinical evaluation, MBX 4291 demonstrated an extended duration of action of the active component of MBX 4291, supporting the potential for once-monthly administration. MBX 4291 has demonstrated the desired pharmacokinetic profile by utilizing two independent mechanisms – programmable prodrug and fatty acylation. When injected subcutaneously, MBX 4291 is an inactive prodrug that at physiological conditions will slowly and precisely convert in an intrinsically controlled, time-dependent fashion to the active drug. Additionally, we incorporated fatty acylation into the peptide to enhance binding to albumin from which the active peptide is slowly released to interact with its cognate receptors. The combination of the prodrug and fatty acylation approaches to MBX 4291 provides the potential for a once-monthly dosing regimen. We believe that our proprietary PEP™ platform and know-how provide significant optionality in devising dosing regimens that could lead to clinically meaningful improvements in tolerability and increase the maximally attained weight loss, relative to existing, approved GLP-1-based therapies.

The graphic below illustrates the use of our PEP™ technology in the design of MBX 4291. The helix represents the active drug’s ability to bind both the GLP-1 and GIP receptors. The “tails” at each end of the molecule represent lipids, or fatty acylations. The “zig-zag” at the N-terminus represents our prodrug sequence, which activates the drug at a precise rate under physiological conditions, and without requiring enzymatic intervention. We believe activity over one month at GLP-1 and GIP receptors will be enabled by the combination of the prodrug and fatty acylation utilizing our PEP™ platform.

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

MBX 4291 Phase 1 development

We are currently evaluating MBX 4291 in a randomized, double-blind, placebo controlled first-in-human Phase 1 trial to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single and multiple ascending doses of MBX 4291 in adult participants with obesity. The trial includes:

Part A SAD: single ascending doses of MBX 4291 or matching placebo are administered in five cohorts consisting of eight participants each. Participants will be randomized to receive MBX 4291 or matching placebo in a 3:1 ratio. Participants in each cohort will be followed for 63 days after the single study intervention administration.

Part B MAD (4 weeks): multiple ascending doses of MBX 4291 or matching placebo are administered in three cohorts consisting of eight participants each. Participants are randomized to receive MBX 4291 or matching placebo in a 3:1 ratio. Participants in each cohort will receive a total of four study intervention administrations one week apart and will be followed for 71 days after the first study intervention administration.

Following completion of Parts A and B, we plan to evaluate multiple ascending doses of MBX 4291, or matching placebo, administered over 12 weeks in up to two cohorts consisting of 30 participants each in a 2:1 randomization ratio. Participants are expected to receive up to a total of 12 study intervention administrations one week or one week and one month apart with increasing doses of MBX 4291 and will be followed for 120 days after the first dose. Topline results of the Phase 1 clinical trial of MBX 4291 are anticipated in 2027.

Preclinical studies

The active component of MBX 4291 has demonstrated a similar activity profile and body weight loss in mice as the clinically-validated and approved weight-loss drug, tirzepatide, in in vitro studies. In the in vitro study in cells expressing the human GLP-1 or GIP receptors, MBX 4291 active drug binds to GLP-1 and GIP receptors with similar activity to tirzepatide.

We also compared MBX 4291 active drug to tirzepatide in diet-induced obesity ("DIO") rodent models, which are commonly used to assess weight loss of agents being evaluated as clinical development candidates. In this study, eight mice were subcutaneously dosed daily with the MBX 4291 active drug and eight with tirzepatide for ten days and weight and food intake were assessed each day. The MBX 4291 active drug produced similar reductions in body weight and food intake as tirzepatide.

As metabolism and albumin turnover rates in non-human primates more closely resemble humans than do rodents, non-human primates were used to assess the conversion of MBX 4291 to the active drug and overall pharmacokinetic profile. After a single, subcutaneous MBX 4291 injection, peak exposure to the biologically active component of MBX 4291 occurred 4-5 days later. This reflects the prodrug design, in which the biologically inactive prodrug converts into the active peptide in a time-dependent fashion, allowing an extended duration of action for the biologically active component of the compound. In contrast, peak exposure to tirzepatide, which is itself the active compound, occurred within 24 hours of injection. In addition, the decline in exposure to the active component of MBX 4291 was flatter than the more rapid reduction in tirzepatide exposures. Based on this observed pharmacokinetic profile, which illustrates the prodrug and fatty acylation mechanisms, we believe MBX 4291 has the potential to be dosed less frequently than the once weekly dosing required for tirzepatide in humans. The mean concentration of tirzepatide ranged from a maximum of 387 nM at 12 hours to 50.0 nM at 168 hours, whereas the mean concentration of the active component of MBX 4291 ranged from a maximum of 5.05 nM at 96 hours to 3.96 nM at 168 hours and 0.615 nM at the final measurable concentration at 456 hours.

We also observed a concentration plateau when MBX 4291 was dosed once weekly in non-human primates. The figure below shows the pharmacokinetic profile observed in a preclinical study of non-human primates dosed with MBX 4291 at various doses weekly over four weeks. After a single, subcutaneous MBX 4291 injection, exposure to the biologically active component of MBX 4291 rose gradually over the week. After the fourth dose of MBX 4291, the mean concentration of the active component was observed to reach a plateau. Based on the findings in the figure below, we believe MBX 4291 may allow for a flat steady exposure over time. We believe the observed slower flatter decline in mean active drug concentration, as well as the observed plateau following regular dosing, may allow us to find a dosage for MBX 4291 that can maintain an appropriate active concentration of MBX 4291 within the therapeutic window for longer with less than weekly dosing.

MBX 4291 Proof of Concept: Flattened and Steady Exposure

Imapextide (MBX 1416) for the treatment of post-bariatric surgery hypoglycemia

We are developing imapextide (MBX 1416), a long-acting GLP-1 receptor antagonist, as a potential treatment for PBH. Imapextide is designed to block pathologic increases in GLP-1 released following a meal, which increases lead to hyperinsulinemia and may result in hypoglycemia. By inhibiting GLP-1-induced hyperinsulinemia in patients with PBH, imapextide is designed as a potential once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. In a Phase 1 clinical trial, weekly subcutaneous injections resulted in dose-proportional increases in imapextide exposure and a half-life supporting a once-weekly dosing regimen. Imapextide was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We are currently conducting the STEADI™ Phase 2a, an open-label clinical trial evaluating primary efficacy of subcutaneous imapextide in adult patients with PBH. Topline results are expected in the second quarter of 2026.

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

While GLP-1-based therapies have been recently approved to treat obesity and its co-morbidities, people with severe obesity, defined as a BMI ≥40 kg/m2, often can require a greater degree of weight loss than these current therapies can achieve. According to the CDC, the prevalence of severe obesity in the United States in adults over 20 years increased from 4.7% in 2000 to 9.2% in 2018. Bariatric surgery still remains the most efficacious means of treating severe obesity. Bariatric surgeries have increased by approximately 23% since 2017 to approximately 280,000 in the United States in 2022, according to the American Society for Metabolic and Bariatric Surgery. Further, the use of bariatric surgery to address severe obesity and related comorbidities has increased by more than 50% over the past decade from 2011 to 2022, according to the Journal of the American Heart Association, with further increases expected due to the use of bariatric surgery to treat severe obesity and its co-morbidity of type 2 diabetes. The most commonly employed bariatric procedures are Roux-en-Y gastric bypass ("RYGB") and sleeve gastrectomy ("SG") which represent approximately 75% of bariatric surgeries performed annually. We estimate that PBH impacts up to approximately 13% and approximately 2% of patients who undergo RYGB and SG, respectively.

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

Our solution: Imapextide

Imapextide is a long-acting GLP-1 receptor antagonist that is designed to prevent GLP-1 from augmenting insulin release to cause hyperinsulinemia following a meal and thereby prevent the occurrence of severe hypoglycemia in patients with PBH. Imapextide binds to the GLP-1 receptor but lacks the ability to activate the receptor, acting as a competitive antagonist of GLP-1. Leveraging our PEP™ platform, we aim to improve the pharmaceutical properties of the GLP-1 sequence required to inhibit GLP-1 action by chemically modifying the amino acid backbone to achieve enhanced potency, stability and solubility, relative to the corresponding, unmodified GLP-1 sequence. Leveraging the clinically validated GLP-1 antagonist approach, imapextide has the potential to be the first pharmacologic therapy to prevent and reduce the severity of hypoglycemia in patients with PBH with convenient once-weekly administration.

Our goal is for imapextide to improve the quality of life in patients with PBH by reducing the burden of living with the unpredictable nature of hypoglycemia and anxiety from fear of suffering the potentially severe adverse clinical outcomes from hypoglycemia. We aim to do this by reducing the frequency and decreasing the severity of hypoglycemic episodes.

STEADI™ Phase 2a clinical development

We are conducting the STEADI™ Phase 2a, an open-label clinical trial evaluating primary efficacy of subcutaneous imapextide in adult patients with PBH. Patients with a history of hypoglycemia following Roux-en-Y or sleeve gastrectomy will undergo three mixed-meal tolerance tests after each imapextide administration, to evaluate the pharmacodynamic effect of imapextide. Topline results are expected in the second quarter of 2026.

Phase 1 clinical development and results

We evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of imapextide in a randomized, double-blind, placebo controlled, single- and multiple- ascending dose, first-in-human Phase 1 clinical trial in healthy adults. The primary endpoint of the Phase 1 clinical trial was to evaluate the safety and tolerability of imapextide. Secondary endpoints were to evaluate the pharmacokinetic profile of imapextide to establish the time-action profile to support a once-weekly dosing regimen and to utilize pharmacodynamic parameters (e.g., blood glucose, insulin, c-peptide levels) obtained during a mixed meal tolerance test to select a range of imapextide doses to advance into the next phase of development.

The single ascending dose portion of this Phase 1 trial evaluated subcutaneous imapextide doses of 10 mg, 30 mg, 100 mg and 200 mg, in eight healthy adults per cohort randomized 3:1 (six imapextide; two placebo in each cohort). The multiple ascending dose portion of the trial evaluated four weekly subcutaneous doses of placebo and doses of imapextide at 10 mg, 30 mg in two 15 mg injections, and 30 mg in a single injection in four cohorts in eight healthy adults per cohort (six imapextide; two placebo in each cohort). An additional cohort assessed potential drug-drug interaction of imapextide on rosuvastatin exposure and on gastric emptying.

Imapextide was generally well-tolerated with a favorable safety profile and no dose-related serious adverse events. Injection site adverse events were the most common treatment-related adverse event, with the most common reaction being a non-raised and non-pruritic red area, which resolved generally within about seven days and with little or no pain. Similar injection site reactions have been observed with other peptide therapeutics. Except for adverse events related to the injection site reactions, no pattern or imbalance between imapextide and placebo were observed for any adverse event. No clinically meaningful changes were observed in laboratory values, including glucose and hematology values, in vital signs or body weight, or in electrocardiogram findings.

Pharmacokinetic data from our Phase 1 clinical trial showed that weekly subcutaneous injections resulted in dose-proportional increases in imapextide exposure over the 10mg to 200mg dose range, with low intersubject variability. In the multiple ascending dose cohort, the median half-life of imapextide was approximately 90 hours, supporting once-weekly administration. Steady state was achieved by the third dose, and at steady state, the median Tmax was between 36 and 48 hours.

The graph below shows the mean serum concentration of imapextide over time following dosing, from the single- and multiple-ascending dose cohorts of the Phase 1 trial, illustrating the dose-proportionality and half-life of imapextide.

Dose-proportional increases in mean imapextide concentrations with increasing doses

In the mixed meal tolerance test portion of the trial, we observed an increase in GLP-1 within 60 minutes following the meal in patients dosed with imapextide, suggesting a pharmacodynamic effect in healthy volunteers that could potentially translate into a therapeutic benefit in PBH patients. No meaningful changes were observed in other parameters such as glucose, insulin, and c-peptide, as expected in healthy volunteers. The graph below shows the increase in placebo-adjusted GLP-1 peak from baseline following a mixed-meal tolerance test, conducted one day after the second and fourth doses of imapextide.

Change from baseline (CFB) in placebo-adjusted GLP-1 serum concentration following mixed-meal tolerance test

In our drug-drug interaction cohort, imapextide had no meaningful effect on rosuvastatin exposure, a commonly prescribed statin.

Preclinical studies

In in vitro studies, imapextide inhibited GLP-1 receptor activation and was approximately a six to nine times more potent inhibitor than exendin (9-39). By blocking GLP-1 action, GLP-1-induced augmentation of insulin release is blocked. The ability of imapextide and exendin (9-39) to block GLP-1 receptor activation were evaluated in an in vitro GLP-1 receptor assay. In in vitro receptor assays, the concentration required to inhibit 50% of GLP-1 action was 54 nM and 503 nM for imapextide and exendin (9-39), respectively.

In a diet-induced obesity mouse model, we evaluated whether imapextide could block the ability of semaglutide, a GLP-1 agonist, to reduce food intake. In this study, on days 0, 1 and 2, rodents were administered semaglutide alone, imapextide alone or semaglutide in combination with imapextide. Semaglutide was observed to inhibit food intake. However, this inhibition was blocked by the administration of imapextide with semaglutide. Imapextide administered alone did not affect food intake. These data provide in vivo evidence for the clinical potential of imapextide-induced inhibition of GLP-1 action.

Imapextide (MBX 1416) induces inhibition of GLP-1 action when administered in combination with semaglutide in an in vivo model

In rodent and non-human primate toxicology studies of up to four weeks in duration, no clinical signs of toxicity were observed.

License agreement

Below is a summary of the key terms for our license agreement.

Indiana University Research and Technology Corporation Exclusive License Agreement

In June 2020, we entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation ("IURTC"), a non-profit corporation organized under the laws of the State of Indiana, represented by The Trustees of Indiana University ("IU") pursuant to which we have been granted an exclusive, royalty-bearing license to certain IURTC patent rights ("the Licensed Intellectual Property") developed by Dr. DiMarchi and other collaborators to further scientific research, for new product development, and for other applications in public interest, such license, the IURTC License Agreement. In particular, we have been granted an exclusive, royalty-bearing license to make, have made, use, have used, offer to sell, have offered for sale, sell, have sold, import and have imported products that are covered by the Licensed Intellectual Property ("Licensed Products") with the right to sublicense to third parties. IURTC and IU have retained the right to (i) practice and use the Licensed Intellectual Property for non-commercial educational, research, and patient care and treatment purposes, and (ii) permit other non-profit and academic entities to practice and use the Licensed Intellectual Property for the same non-commercial purposes. Under the IURTC License Agreement, we agreed to use commercially reasonable efforts to develop, promote and sell Licensed Products in accordance with the IURTC License Agreement and any applicable laws. The IURTC License Agreement leverages IURTC’s expertise in peptide therapies as well as our scientific, clinical, and regulatory capabilities to accelerate the development of peptide treatments for people with endocrine and metabolic disorders. Canvuparatide (MBX 2109), imapextide (MBX1416) and MBX 4291 are Licensed Products under the IURTC License Agreement. Any future product candidates developed pursuant to our sponsored research agreement with IU or otherwise covered by the Licensed Intellectual Property may be subject to the IURTC License Agreement.

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

On January 5, 2024, we and IURTC entered into a fourth amendment to the IURTC License Agreement ("the Fourth Amendment"). The Fourth Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Fourth Amendment, up to an aggregate of $9.0 million. Following the execution of the Fourth Amendment, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $9.3 million. In 2025, we paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial of MBX 4291. At December 31, 2025, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $8.3 million.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if our product candidates receive marketing approval. As a key part of our product development approach, we aim to complete formulation work at an early stage of development, such that our clinical studies are conducted with a formulation that has the potential for eventual scale-up. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

Our most direct competitors with respect to HP include:

•
Ascendis Pharma has Yorvipath approved in the United States, EU, Australia, and Japan for the treatment of HP in adults.
•
AstraZeneca is developing eneboparatide, an investigational once-daily injectable PTH1R agonist, for the treatment of HP in adults. Eneboparatide has successfully completed its Phase 3 clinical trial, but an NDA has yet to be filed with the FDA.
•
Extend Biosciences announced results in May 2023 from a Phase 1 clinical trial investigating injectable EXT608, a long-acting PTH (1-34) using D-VITylation technology. Extend initiated a Phase 2 trial in May 2025, which is expected to complete in May 2027.
•
Septerna, Inc. was previously investigating a daily oral PTH1R, agonist (SEP-786) in a Phase 1 clinical trial in healthy volunteers in Australia. In February 2025, Septerna announced the discontinuation of the Phase 1 clinical trial due to unanticipated severe (Grade 3) events of elevated unconjugated bilirubin levels. Septerna selected SEP-479 for development, also an oral PTH1R agonist, and expects to initiate a Phase 1 trial in Australia in the first half of 2026.
•
BridgeBio/Calcilytix is developing CLTX-305, a small molecule targeting CaSR ("calcium sensing receptor") for the treatment of ADH1 (autosomal dominant hypocalcemia type 1). BridgeBio/Calcilytix announced positive topline results in October 2025 with a planned NDA submission (for ADH1) in the first half of 2026, and plans to initiate registrational studies for HP in 2026.

Our most direct competitors with respect to obesity include:

•
Eli Lilly and Company has several obesity compounds approved and under development, including: tirzepatide—expanding indications and labeling of Zepbound (tirzepatide) via the potential addition of long-term usage data, as well as data showing long-term reductions in cardiovascular-related mortality. Orforglipron, an oral (non-peptide) GLP-1 receptor agonist currently in pre‑registration in the U.S. with expected FDA review in the second quarter of 2026. Retatrutide, a tri-agonist targeting GLP-1, GIP and glucagon currently in Phase 3 clinical development.
•
Novo Nordisk has several obesity compounds approved and under development, including: semaglutide – expanding indications and labeling of Wegovy (semaglutide). Novo received FDA approval in December 2025 for an oral (pill) formulation of Wegovy 25mg for chronic weight management, with U.S. availability in January 2026. In March 2024, Novo received FDA approval for reducing the risk of heart attacks, strokes and cardiovascular-related death in patients with heart disease and who are overweight or obese. Amycretin, a fusion peptide, that acts on GLP-1 as well as amylin receptors expected to enter Phase 3 clinical trials in the first half of 2026 with both injectable (weekly) and oral (daily) formulations being evaluated. CagriSema, a combination of semaglutide and cagrilinitide, a dual amylin and calcitonin receptor agonist, administered as a single, once-weekly injection has completed Phase 3 clinical development and has been submitted to the FDA. NN9541 a potential once-weekly oral GLP-1/GIP receptor co-agonist has completed Phase 1 clinical development and is currently in Phase 2 clinical development as an injectable. NNC0480-0389, a potential once-weekly injectable GIP receptor agonist to be co-administered with semaglutide is currently in Phase 2 clinical development. INV-202 (NN9441 - monlunabant) a potential once-daily, oral cannabinoid receptor-1 (CB1R) inverse agonist is currently in Phase 2 clinical development. INV 202 (NN9441) was acquired by Novo in late 2023 through their acquisition of Inversago Pharma.
•
Amgen is developing MariTide/AMG-133 (maridebart cagraglutide), a fused/conjugated molecule combining a GLP-1 receptor agonist with a GIP receptor antagonist, as a potential once-monthly injectable. Phase 2 results were released in 2025 and Phase 3 MARITIME trials have been initiated and are currently enrolling.
•
Roche is developing CT-868, CT-388, and CT-996 for obesity (with or without type 1 or type 2 diabetes). CT-388 is a potential weekly, injectable GLP-1/GIP receptor co-agonist. CT-388 phase 2 results were announced in January 2026, and Roche plans to start Phase 3 trials in early 2026. CT-868 is being targeted for obesity with type 1 diabetes and is a once-daily injectable. CT-996 is a potential once-daily oral for type 2 diabetes and obesity. Phase 1 results for CT-996 were announced in 2025 and is currently advancing to Phase 2.
•
Viking Therapeutics is developing VK-2735, a potential once-weekly subcutaneous injectable GLP-1/GIP receptor co-agonist currently in Phase 2 clinical development. Viking is also developing an oral formulation of VK-2735, which completed Phase 2 clinical development in 2025. Viking announced it will advance VK2735 to Phase 3.
•
Zealand Pharma is developing three obesity compounds. Petrelintide, a long-acting, once-weekly amylin analog currently in Phase 2b clinical development, is being jointly developed in collaboration with Roche. Topline data is expected in the first half of 2026. Petrelintide is being developed both as a standalone therapy and in combination with Roche’s incretin candidate, CT-388. Dapiglutide, a long-acting GLP-1/GLP-2R receptor co-agonist is currently in Phase 2 clinical development. Survodutide, a long-acting once-weekly injectable GLP-1/glucagon receptor co-agonist is currently in Phase 3 clinical development with data expected in the first half of 2026. Survodutide was co-invented by Boehringer Ingelheim who is leading development of the candidate.

Our most direct competitors with respect to PBH include:

•
In July 2024, Amylyx Pharmaceuticals Inc. ("Amylyx") announced its acquisition of avexitide (exendin 9-39) from Eiger BioPharmaceuticals, Inc. ("Eiger") as a once or twice daily subcutaneous injection of a selective GLP-1 antagonist, which has received Breakthrough Therapy and orphan drug designation from the FDA. Eiger previously completed Phase 2 clinical trials for avexitide in 2021. Amylyx is currently conducting a Phase 3 trial (LUCIDITY) in patients with PBH and expects top line results in the second half of 2026.
•
Vogenx is developing mizagliflozin for treatment of PBH. Mizagliflozin is designed to inhibit sodium dependent glucose cotransporter. In June 2023, Vogenx announced results from a Phase 2 single ascending dose trial evaluating mizagliflozin in patients with PBH. In June 2024, Vogenx announced the successful completion of their second Phase 2 clinical trial. A Phase 3 program has not yet been announced/initiated.
•
Recordati is developing Signifor (pasireotide injection) for the treatment of PBH. A Phase 2 trial (PASIPHY) is currently in progress and results are expected in the first half of 2026.

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

Our patent portfolio includes issued patents and pending patent applications exclusively in-licensed from IURTC relating to our PEP™ technology and product candidates. We also have company-owned patent applications directed to our product candidates.

With respect to our PEP™ technology, as of February 2026, we exclusively in-license from IURTC two issued patents, in Japan and Mexico, with claims directed to composition of matter relating to peptide prodrugs with fatty acylation linked via a non-enzymatic self-cleaving dipeptide, each with an expected expiration date of 2029, not including any patent term adjustments or patent term extensions.

With respect to our canvuparatide product candidate, as of February 2026, we exclusively in-license from IURTC two pending U.S. non-provisional patent applications and 12 foreign patent applications pending in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore, with claims directed to composition of matter, pharmaceutical composition, and method of treatment relating to canvuparatide. Any patents that issue from these applications are expected to expire in 2041, not including any patent term adjustment or patent term extensions that may be available. We also own a pending international patent application and a pending U.S. provisional patent application with claims directed to dosage regimen relating to canvuparatide and analogs of canvuparatide, respectively. Patent applications claiming priority to these pending applications, if issued, are expected to expire no earlier than 2044, not including any patent term adjustment or patent term extensions that may be available.

With regard to our obesity portfolio including our MBX 4291 product candidate, as of February 2026, we exclusively in-license from IURTC three pending international patent applications, including one with claims directed to composition of matter, pharmaceutical composition, and method of treatment relating to MBX 4291. Patent applications relating to these international patent applications, if issued, are expected to expire in 2045, not including any patent term adjustment or patent term extensions that may be available. We also own a pending U.S. provisional patent application with claims directed to analogs of MBX 4291. Patent applications claiming priority to this provisional application, if issued, are expected to expire in 2047, not including any patent term adjustment or patent term extensions that may be available.

With regard to our imapextide product candidate, as of February 2026, we exclusively in-license from IURTC two pending U.S. non-provisional patent applications, and a total of 29 foreign patent applications pending in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Saudi Arabia, Taiwan, Hong Kong, and Singapore, with claims directed to composition of matter, pharmaceutical composition, and method of treatment relating to imapextide. Any patents that issue from these patent applications are expected to expire no earlier than 2042, not including any patent term adjustment or patent term extensions that may be available.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Amendments") as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and only those claims covering an approved product, a method for using it or a method of manufacturing it may be extended. Moreover, a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Review and approval of drugs in the United States

In the United States, the FDA regulates drugs under the U.S. Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the U.S. Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•
completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice ("GLP") regulations;
•
submission to the FDA of an investigational new drug application ("IND") which must take effect before human clinical trials may begin;
•
approval by an institutional review board ("IRB") representing each clinical site before each clinical trial may be initiated at that site;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices ("GCPs") to establish the safety and efficacy of the proposed drug product for each indication;
•
preparation and submission to the FDA of a new drug application ("NDA") and payment of user fees;
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
•
FDA review and approval of the NDA; and
•
compliance with any post-approval requirements, including risk evaluation and mitigation strategies ("REMS") and post-approval studies required by the FDA.

Preclinical studies

Before an applicant begins testing a compound in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient ("API") and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Some long-term preclinical testing, such as animal tests of reproductive adverse events ("AEs") and carcinogenicity, may continue after the IND is submitted.

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

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee ("IEC") and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health ("NIH") for public dissemination on its ClinicalTrials.gov website.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product.

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

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality ("IMM") and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 ("FDORA"), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for product candidates approved under accelerated regulations, which could adversely impact the timing of the commercial launch of the product.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Hatch-Waxman amendments

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application ("ANDA"). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, known as a reference listed drug ("RLD"). ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Non-patent exclusivity

Under the Hatch-Waxman Amendments, the FDA may not approve (or in some cases accept) an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity ("NCE"). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe one or more of the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

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

Patent term restoration and extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent term restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of drug approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office ("USPTO") reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Review and Approval of Medicinal Products in the European Union

The process governing approval of medicinal products in the European Union ("EU") generally follows similar lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires a submission to the relevant competent authorities of a marketing authorization application and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain authorization through the Clinical Trials Information System, coordinated by a reporting Member State, with assessment by the concerned EU Member States in which the clinical trial is to be conducted, and approval by the national competent authorities of those Member States. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the Clinical Trials Regulation, (EU) No 536/2014 was adopted in the EU. The Clinical Trials Regulation is directly applicable in all the EU Member States and repealed the Clinical Trials Directive 2001/20/EC as of January 31, 2022.

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

Marketing Authorization

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application, either under a centralized procedure administered by the European Medicines Agency ("EMA") or one of the

procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure) for obtaining a marketing authorization in multiple EU Member States. A marketing authorization may be granted only to an applicant established in the European Economic Area ("EEA") which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use ("CHMP") established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from a public health perspective and in particular from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the marketing authorization application.

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

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the European Commission or the competent authorities of the EU Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, and in the context of the subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

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
•
federal civil and criminal false claims laws, including the False Claims Act ("FCA") which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission ("FTC"), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards;
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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price ("ASP"), and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for approved products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the U.S. Centers for Medicare & Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The Inflation Reduction Act of 2022 ("IRA") delayed implementation of this rule to January 1, 2032.

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
•
The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The IRA, for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPLs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Human capital resources

As of December 31, 2025, we had 63 full-time employees, of which thirteen have M.D. or Ph.D. degrees. Within our workforce, 45 employees are engaged in research and development and 18 are engaged in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was $87.0 million and $61.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $224.5 million. We have financed our operations primarily through our issuance and sale of our common stock, including through the sale of common stock in our initial and secondary public offerings and sales of our common stock from time to time in “at-the-market” offerings, convertible preferred stock and convertible promissory notes. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current product candidates and potential future product candidates. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially for the foreseeable future if and as we:

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
•
establish and maintain collaborations; or
•
add operational, financial and management information systems and personnel.

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

As of December 31, 2025, our cash, cash equivalents and marketable securities were $373.7 million. We expect that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

We are an early-stage company. We commenced our operations in August 2018. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, and research and development activities such as developing our platform and technology and identifying and beginning to advance preclinical and clinical testing of our product candidates. Three of our product candidates, canvuparatide, imapextide and MBX 4291 are in clinical development, and our other development programs remain in the research or lead optimization stage of development. We have not yet demonstrated an ability to complete any large-scale, pivotal clinical trials, advance any product candidate beyond Phase 2, obtain regulatory approvals, manufacture our product candidates at commercial scale, arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $128.3 million which are not subject to expiration and state net operating loss carryforwards of $219.7 million which begin to expire in various amounts in 2039, and $18.5 million of U.S. federal research and development carryforwards which begin to expire in various amounts in 2039, and $2.7 million of research credit carryforwards for state income tax purposes which begin to expire in various amounts in 2029. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses ("NOLs") may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. To date, we have not completed an analysis under Section 382 or Section 383 of the Code. It is possible that our prior equity offerings and other changes in our stock ownership could have resulted in such ownership changes in the past. In addition, we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures under Section 174, changes to Section 163(j) interest limitations, updates to “GILTI” and “FDII” rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. We are still evaluating the impact of the OBBBA; however, given the scope of our operations, it is difficult to assess how any changes in tax laws arising from OBBBA would impact our income tax expense. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time and any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize any adverse effects of changes in tax laws or in the interpretation thereof. Future changes in tax law could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

We have three product candidates, canvuparatide (MBX 2109), imapextide (MBX 1416), and MBX 4291 in clinical development, and our other development programs remain in the research or lead optimization stage of development. To date, as an organization, we have not completed the development of any product candidates. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

Although the development and commercialization of canvuparatide, imapextide and MBX 4291 and the other development candidates in our obesity portfolio are our initial focus, as part of our longer-term growth strategy, we plan to continue to develop additional assets in earlier stages of development and to build fully functional internal discovery capabilities to develop other product candidates. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates. We have historically relied on the discovery capabilities of our co-founder, Dr. Richard DiMarchi. Dr. DiMarchi is a current consultant to the Company, as well as the principal investigator under our research agreement with the Trustees of Indiana University, under which we retain intellectual property developed on our behalf by Dr. DiMarchi, but the consulting agreement and research agreement are both terminable by either party. We are continuing to expand our laboratory capabilities and expect to continue to enhance our internal discovery efforts. If we are unable to complete this internalization, we may not be able to add internally-developed product candidates to our pipeline and will have to rely on our existing product candidates, additional product candidates we may in-license, or additional candidates we may develop through third-party research partners.

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

Successful development of pharmaceutical products is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•
clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s)) or have an unacceptable safety or tolerability profile or may not show an appropriate dose to fit a target profile, or may not be consistent with our pharmacokinetic modeling;
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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot be certain that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For instance, we previously adjusted our protocol for our Phase 2 trial to take into account feedback from our CRO. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Certain side effects have been observed in our product candidates to date. For example, injection site reactions were commonly observed in subjects dosed with imapextide in the single and multiple ascending dose cohorts of our Phase 1 trial of imapextide. Although imapextide was generally well-tolerated, these ISRs were mostly mild to moderate, and PBH is a severe orphan disease with no FDA approved treatment options, if we are unable to identify a dose of imapextide with a tolerable side-effect profile, the commercial success of imapextide, if approved, could be limited. In addition, in our Phase 1 clinical trial of canvuparatide, the most common treatment-related adverse events observed were injection site reactions, though these were infrequent, less than 5 cm in size, and similar to those seen in other PTH agents, and we observed events of hypercalcemia at the top doses in three subjects each in the single and multiple ascending dose cohort. In our Avail trial in patients with HP, because patients are randomized into three dose levels while study investigators are reducing active vitamin D and calcium supplements and identifying an appropriate dose level based on a titration algorithm, we also observed incidents of hypocalcemia in four patients and hypercalcemia in nine patients. If we are unable to identify a dose of canvuparatide, or any of our other potential candidates with a tolerable side-effect profile, or are limited in our ability for our product candidates to be used with certain other drugs, the commercial success of such product candidates, if approved, could be limited.

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

As we progress our programs, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other comparable regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our programs such as canvuparatide and imapextide. For instance, in our Phase 1 trial of canvuparatide, we added one new site to the trial following slow enrollment at the originally selected sites, in order to meet our enrollment requirements. Enrollment may also be challenging for product candidates targeting prevalent diseases, such as MBX 4291 or other product candidates in our obesity portfolio, due to the intense competition in the field. In addition, if patients are unwilling to participate in our trials because of negative publicity from adverse events, competitive clinical trials for similar patient populations, clinical trials in competing product candidates, commercially available competing products or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Moreover, some of our competitors may have commercially available products, such as Yorvipath, or ongoing clinical trials for product candidates, such as AstraZeneca’s PTH analog, AZP-3601, that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our future clinical trials may instead utilize competitors’ approved products or enroll in clinical trials of our competitors’ product candidates.

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

In addition, we expect to enroll in sites outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, some of which may include:

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

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. For instance, we have elected to evaluate imapextide as a treatment for PBH, but there may be better indications for which to evaluate imapextide, and this decision may divert resources away from better opportunities for imapextide. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for the rare diseases we are pursuing, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

In addition, a product known as Yorvipath has received orphan medicine designation for hypoparathyroidism in the EU and was granted a marketing authorization in November 2023. In the EU, orphan medicines benefit from 10 years of market exclusivity once they receive a marketing authorization in the EU (which may be extended by two additional years when the results of specific studies are reflected in the summary of product characteristics ("SmPC") addressing the pediatric population and completed in accordance with a fully compliant pediatric investigation plan). This market exclusivity prevents the EMA and all EU Member States from accepting an application or granting a marketing authorization for a “similar medicinal product” for the same therapeutic indication as the authorized orphan medicine, subject to certain specific derogations. Regulation (EC) 847/2000 defines a “similar medicinal product” as one which contains a similar active substance or substances as contained in an authorized orphan medicinal product and which is intended for the same therapeutic indication. A “similar active substance” is defined in the same Regulation as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular structural features) and which acts via the same mechanism. There are some limited derogations to the market exclusivity granted to orphan medicinal products in the EU. Specifically, a company may be able to market a similar medicinal product to an authorized orphan product if: (i) the marketing authorization holder for the authorized orphan product consents to the grant of a marketing authorization for the similar product; (ii) the marketing authorization holder for the authorized orphan product is unable to supply sufficient quantities of its product; or (iii) the later applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior. Regulation (EC) 847/2000 provides details on what would constitute clinical superiority in this context, including that direct comparative clinical trials may be required to demonstrate greater efficacy or safety to the authorized orphan product. As a result, while we have secured orphan drug designation in Europe, this still needs to be converted to orphan drug status at the time of a marketing authorization application, and we may not be able to gain approval for canvuparatide in the EU until expiry of the market exclusivity period for Yorvipath (palopegteriparatide) (which could run until 2035 at the latest), unless we can demonstrate that canvuparatide is either not a similar medicinal product to Yorvipath (i.e. the active substance in canvuparatide, if not identical to Yorvipath, does not have the same principal molecular structural features and act via the same mechanism as Yorvipath) or, if it is, that canvuparatide is safer, more effective or otherwise clinically superior. Any comparative studies required to demonstrate clinical superiority could be costly and time-consuming, and there is no certainty that we would succeed in adequately demonstrating that our product is clinically superior to Yorvipath.

Yorvipath is also approved in the United States for the treatment of HP in adults. In Phase 3 trials, palopegteriparatide treatment rendered the majority of patients independent of active vitamin D and calcium supplements (which reduced pill burden), reduced urinary calcium excretion and, by patient-reported-outcome assessments, improved quality of life.

Our current and future product candidates could fail to receive, or be significantly delayed in receiving, regulatory approval for many reasons, including the following:

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

Our product candidates are sensitive to temperature, storage and handling conditions. They must be stored at low temperatures in specialized freezers, refrigerators or specialized shipping containers until immediately prior to use. The handling and administration of the therapy product, if approved, may need to be performed according to specific instructions and in some steps within specific time periods. Failure to correctly handle our product could negatively impact the efficacy and or safety of our product, or cause a loss of product. In addition, if approved, certain of our products may need to be frozen or refrigerated using specialized equipment and maintained following specific procedures in order to be stored without damage in a cost-efficient manner and without degradation. We will need to scale-up a cost-effective and reliable cold-chain distribution and logistics network, which we may be unable to accomplish. Failure to effectively scale-up our cold-chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply. For these and other reasons, we may not be able to manufacture our current or future product candidates at commercial scale or in a cost-effective manner. Even if we are able to manufacture and distribute the product candidates, if our products require specific procedures to maintain and use them, we may be limited in commercial opportunity.

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

The general approach for FDA approval of a new drug, at least until recently, has been dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. While the FDA has recently announced one adequate and controlled trial may be acceptable to support an NDA, these trials typically involve a large number of patients, have significant costs and take years to complete and will still need to be supported by other appropriate data as part of any future NDA. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals.

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

We may in the future choose to conduct one or more additional clinical trials outside the United States, including, among other places, in the EU, South America, Australia and/or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for regulatory approval in the United States, the FDA will generally not approve the application based on foreign data alone unless: (i) the data is applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in such jurisdiction. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Similarly, in the EU, the European Commission ("EC") grants orphan medicinal product designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation may be granted in respect of medicinal products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five (5) in ten thousand (10,000) persons in the EU or for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment authorized for marketing in the EU (or, if such a method exists, the product would be of significant benefit to those affected by the condition). In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EC or the competent authorities of the EU member states, or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan medicinal product designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

In addition, with the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

Without appropriation of necessary funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, adequate staffing, furloughs, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, in 2025, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a risk evaluation and mitigation strategies ("REMS") program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

Our internal computer and information technology systems, or those of our third-party vendors, collaborators, contractors, consultants or other third parties, may fail, become unavailable, or suffer cybersecurity incidents, compromises, or data breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our product development programs, compromise confidential, sensitive or personal information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

Our internal computer and information technology systems and those of our current and any future third-party vendors, collaborators, contractors, consultants or other third parties, are vulnerable to damage or interruption from, among other things, computer viruses, computer hackers, social engineering (including phishing attacks), attacks enhanced or facilitated by AI, ransomware, malware, social engineering, service interruptions, system malfunction, malicious code, employee theft, fraud, misconduct or misuse, wrongful conduct by insider employees or vendors, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, data breaches, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and security breach, we have in the past and may in the future experience phishing and other security incidents which could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary, personal or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

If we were to experience a cybersecurity incident, breach, compromise or other security event relating to our information systems or data, the costs, time and effort associated with the investigation, remediation and potential notification of the breach to counterparties, regulators and data subjects could be material. We may incur significant costs in an effort to detect and prevent security incidents or compromises, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident or compromise. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. The risk of a cybersecurity breach, incident, compromise or disruption, particularly through cyberattacks including supply chain attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. As a result, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of critical information. We cannot guarantee that we will be able to detect or prevent any such incidents, and, our remediation efforts may not be successful or timely. Our efforts to improve our cybersecurity and protect data from compromise may also identify previously undiscovered instances of data breaches, compromises or other cybersecurity incidents. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary, personal or confidential information. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Although we currently maintain cybersecurity insurance, the insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss.

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

There are numerous U.S. federal and state laws, rules and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The Genetic Information Nondiscrimination Act of 2008 ("GINA") clarified that genetic information is protected under HIPAA and restricts the use and disclosure of genetic information. Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTC Act.

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

Data privacy remains an evolving landscape at both the domestic and international level, with new laws, rules and regulations coming into effect and continued legal challenges. At the state level, numerous states have enacted or are in the process of enacting or considering comprehensive data privacy and security laws, rules and regulations while other states have focused on more narrow aspects of privacy. For example, in California, the California Consumer Privacy Act, or CCPA, which came into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, providing data privacy rights for consumers and imposing operational requirements for companies. The CCPA requires covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In particular, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and to receive detailed information about how their personal information is used. Laws similar to the CCPA have been passed or proposed in numerous other states, adding complexity, varying requirements, restrictions and potential legal risk, and requiring additional investment of resources in compliance programs. The introduction of these laws across the country may impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Several states are also specifically regulating health information. For example, Washington state passed a health privacy law that will regulate the collection and sharing of consumer health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a number of states, including Illinois and Texas, have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been discussions in the U.S. Congress of comprehensive federal data privacy laws to which we could become subject, if enacted. The existence of different privacy laws in various jurisdictions in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage and data sharing transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

We may choose to integrate AI into our operations both in our own development and implementation of AI and through the adoption of commercially available tools, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of AI will enhance our business or assist our business in becoming more efficient or profitable. The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement and misappropriation, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for certain ethical principles in their design, development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Our vendors may also incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to intellectual property, privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with other pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies, and academic research centers. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

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

We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure or the failure of third parties to comply with the applicable protocol, legal and regulatory requirements and scientific standards can result in rejection of our clinical trial data or other sanctions. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agencies, may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Additionally, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third-parties on which we rely, depend on China-based suppliers or services providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third-parties to continue to engage these China-based suppliers or services providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or as a result of recently enacted legislation like the BIOSECURE Act (described below). On December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 ("NDAA") was enacted, which includes Section 851, commonly referred to as the "BIOSECURE ACT." The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts contracting with, entities that use biotechnology equipment or services from, designated "biotechnology companies of concern" ("BCCs"), and from expending federal loans or grant funds for such equipment or services. The enacted version of the BIOSECURE Act does not identify any specific companies by name in the legislative text, but provides for automatic designation as a BCC if a company is included on the Department of Defense's Section 1260H list of "Chinese military companies." Companies can also be designated as a BCC through a criteria-based pathway administered through an interagency process led by the Office of Management and Budget ("OMB").

Although the BIOSECURE Act includes certain exceptions, waivers, and safe harbors, including a transition period for existing contracts following the issuance of implementing regulations, these provisions may be limited in scope, subject to agency interpretation, or unavailable particular circumstances. In addition, the BIOSECURE Act has not yet been fully implemented through final regulations, and the manner in which U.S. government agencies will interpret and enforce these restrictions remains uncertain.

If any of our current vendors or future vendors with which we work are designated as BCCs, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risks, and delays, and alternative suppliers may not be available on acceptable terms or at all. In addition, BIOSECURE-related restrictions could adversely affect our ability to obtain U.S. government funding, enter into collaborations with parties that receive federal funds, attract investment, or ultimately commercialize any product candidates, which could materially harm our business, financial condition and prospects.

Any delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

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

As of December 31, 2025, we had 63 full-time employees. As we advance our products and product candidates through the development and commercialization process, we will need to expand managerial, operational, financial, sales and marketing and other resources to manage our operations, preclinical and clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities or contract with other organizations to provide these capabilities for us. As operations expand, we expect that we will need to manage additional relationships with various suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures across a global organization. Such growth could place a strain on our administrative and operational infrastructure.

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

Our commercial success depends, in large part, on our ability to obtain and maintain intellectual property rights protection through patents, trademarks, and trade secrets in the United States and other countries with respect to our technology and product candidates. If we do not adequately protect our intellectual property rights, competitors or other third parties may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the United States or abroad related to our product candidates that are important to our business; we also license and may purchase patents or patent applications filed by others. In particular, we are heavily reliant on patent rights we have exclusively in-licensed from IURTC pursuant to the IURTC License Agreement. The patent application process is expensive, time-consuming and complex. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Our owned and in-licensed patent portfolio is generally at a very early stage. In particular, we do not currently own or in-license any issued patents relating to any of our product candidates and we also do not own or in-license any issued U.S. patents relating to our PEP™ technology or otherwise. Further, the only pending patent applications we currently own are two U.S. provisional patent applications relating to one of our product candidates.

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

Although we exclusively in-license pending patent applications relating to our canvuparatide, imapextide, and MBX 4291 product candidates and we own pending provisional patent applications relating to our various product candidates, we cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art publications or patent literature, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patent portfolio in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our product candidates and/or materially harm our business.

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

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension ("PTE") of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. A PTE grant cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product approval. Further, PTE may only be applied once per product, and only with respect to an approved indication—in other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we are prosecuting patents and we likewise anticipate applying for such extensions.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the military conflict in Ukraine and Russia may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

While we perform periodic searches for relevant patents and patent applications with respect to our product candidates, including canvuparatide, imapextide, and MBX 4291, we cannot guarantee the completeness or thoroughness of any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of any of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. As a result, we may be unable to identify such patents or patent applications despite our best efforts. In addition, patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that any of our product candidates may be accused of infringing. Generative AI resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party's intellectual property. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

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

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have engaged and will continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, we have 44,927,953 shares of common stock outstanding. Holders of up to an aggregate 20,336,599 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have undertaken the process of documenting, reviewing and improving our internal controls and procedures for compliance with SOX Section 404, which requires annual management assessment of the effectiveness of our internal control over financial reporting starting with this filing of our Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We manage cybersecurity threats as part of our oversight, evaluation, and mitigation of enterprise-level risks. We have implemented a cybersecurity risk management program, in accordance with our risk profile and business size, that is designed to detect, identify, assess, and respond to current and emerging cybersecurity threats. Our cybersecurity risk management program is supported by third-party information technologies and vendors, including a managed services provider that assists us with, cybersecurity system monitoring, detection and alerting tools, and response support services. We also leverage third-party information technology service providers to monitor and evaluate our cybersecurity posture through cybersecurity risk reviews and assessments. Our cybersecurity risk assessments are informed by industry standards and frameworks and incorporate elements of the same, including elements of the National Institute of Standards and Technology ("NIST") cybersecurity framework.

We have adopted an incident response plan designed to coordinate the steps to identify, contain, eradicate, and recover from cybersecurity incidents. In addition, we provide security awareness training for all newly-hired employees and conduct annual cybersecurity training for all employees. We also have a process to review certain third-party information technology service providers and vendors, including through contractual requirements, due diligence and proactive threat intelligence monitoring, as appropriate.

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

Item 2. Properties.

Our principal executive offices are located in Carmel, Indiana. We lease our office space, which consists of 8,260 square feet. Our lease expires on December 31, 2028, with the option to renew for an additional three-year period. We also lease 810 square feet of laboratory space in Indianapolis, Indiana, under a lease that expires on November 30, 2026, and we previously leased 1,580 square feet of laboratory space in Indianapolis, Indiana, under a lease that expired on December 31, 2025. In

February 2026, we entered into a lease for an additional 13,642 square feet laboratory and office space in Burlington, Massachusetts, which is expected to commence in May 2026. We believe our current facilities are sufficient to meet our needs until the expiration of our leases. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

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

Holders

As of March 6, 2026, we had approximately twenty-one holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. Our company was founded by global leaders with a transformative approach to peptide drug design and development. Leveraging this expertise, we designed our proprietary Precision Endocrine Peptide™ (the "PEP™") platform to overcome the key limitations of unmodified and modified peptide therapies and to improve clinical outcomes and simplify disease management for patients. Our PEPs are selectively engineered to have optimized pharmaceutical properties, including extended time-action profiles and consistent drug concentrations with low peak-to-trough concentration ratios, consistent exposure to target tissues, and less frequent dosing. We are advancing a pipeline of novel candidates for endocrine and metabolic disorders with clinically validated targets, established endpoints for regulatory approval, significant unmet medical needs and large potential market opportunities.

Our lead product candidate, canvuparatide (MBX 2109), is a parathyroid hormone ("PTH") peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism ("HP"). Leveraging our proprietary PEP™ platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH, with convenient once-weekly administration. In a Phase 1 clinical trial, canvuparatide demonstrated a low ratio between the highest concentration of active drug observed after a dose and the concentration of active drug observed immediately prior to the next dose ("peak-to-trough ratio"). This result is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. In a Phase 2 clinical trial of 64 patients with HP, canvuparatide achieved the primary endpoint with a statistically significant responder rate at Week 12 and further demonstrated positive six-month responder results from the open-label extension portion of the trial. All patients completed the 12-week trial, and canvuparatide was generally well-tolerated, with no treatment-related serious adverse events or discontinuations. We completed an End of Phase 2 meeting with the U.S. Food and Drug Administration ("FDA") and expect to receive Scientific Advice with the European Medicines Agency in the first half of 2026. We also intend to present results from our Phase 2 clinical trial and report one-year follow-up data from our ongoing open-label extension study at a medical meeting in the second quarter of 2026; and initiate a Phase 3 clinical trial of canvuparatide in the third quarter of 2026.

Our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent "PEP™ glucagon-like peptide 1 ("GLP-1") / glucose-dependent insulinotropic polypeptide ("GIP") co-agonist prodrug with the goal of potential once-monthly dosing frequency and improved efficacy and tolerability relative to existing standards of care. In our preclinical studies, the active component of MBX 4291 demonstrated a similar activity profile and body weight loss in mice as tirzepatide, an approved weekly GLP-1/GIP co-agonist, and an extended duration of action of the active component of MBX 4291, supporting the potential for once-monthly administration. The results observed from our preclinical studies may not necessarily be predictive of the results of later-stage clinical trials that we may conduct. We are conducting a randomized, double-blind, placebo controlled Phase 1 clinical trial designed to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics of SAD and MAD doses in adults with obesity. Following the SAD and four-week MAD portions of the trial, we plan to evaluate multiple ascending doses of MBX 4291, or matching placebo, administered over 12 weeks in up to two cohorts consisting of 30 participants. Results from the planned 12-week MAD portion are expected in the fourth quarter of 2026. Beyond MBX 4291, we have a robust discovery pipeline including multiple programs in the lead optimization stage of development, and we expect to nominate two additional candidates in the second and third quarters of 2026.

Our program, imapextide (MBX 1416), is designed to be a long-acting GLP-1 receptor antagonist as a potential therapy for post-bariatric hypoglycemia ("PBH"), a chronic complication of bariatric surgery. Imapextide is designed as a convenient once-weekly therapy to reduce insulin secretion and increase blood glucose to reduce the frequency and severity of hypoglycemic events. In January 2025, we announced positive topline results from our Phase 1 SAD and MAD clinical trial of imapextide in healthy adult volunteers. Results from the Phase 1 clinical trial demonstrated dose-proportional increases in imapextide exposure, a median half-life of 90 hours, which is supportive of a once-weekly dosing regimen, and, at steady state, the median Tmax was between 36 and 48 hours. Imapextide was generally well-tolerated with a favorable safety profile and no treatment-related serious adverse events. We are conducting the STEADI™ Phase 2a, an open-label clinical trial evaluating primary efficacy of subcutaneous imapextide in adult patients with PBH. Topline results are expected in the second quarter of 2026.

Since our inception, we have devoted substantially all of our resources to drug discovery and development of our product candidates, canvuparatide, imapextide and MBX 4291, and other preclinical programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. In September 2024, we completed our initial public offering (the "IPO"), pursuant to which we issued and sold 11,730,000 shares of common stock (inclusive of 1,530,000 shares of commons stock sold pursuant to the underwriters' exercise of their option to purchase additional shares). The aggregate net proceeds received by us from the IPO were $170.5 million, after deducting underwriting discounts and commissions and other offering costs of $17.2 million. In September 2025, we completed an underwritten public offering (the "September 2025 Offering") of 11,108,055 shares of our common stock, which generated approximately $187.4 million in aggregate net proceeds, after deducting underwriting discounts and commissions and other offering costs of $12.5 million. In February 2026, we closed on the sale and issuance of an aggregate of

2,250,986 shares of our common stock, which generated gross proceeds of approximately $87.1 million. The Shares were sold pursuant to the Company's Open Market Sale AgreementSM with Jefferies, LLC dated November 6, 2025 and a shelf registration statement on Form S-3 (File No. 333-291308) previously filed by us and declared effective by the SEC in December 2025. We have historically funded our operations primarily from the issuance and sale of our common stock, convertible preferred stock and convertible notes, which have generated approximately $688.8 million in cumulative, aggregate gross proceeds to date.

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $87.0 million and $61.9 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $224.5 million and $137.5 million as of December 31, 2025 and December 31, 2024, respectively.

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
•
establish and maintain collaborations; or
•
add operational, financial and management information systems and personnel.

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

We had cash, cash equivalents and marketable securities of $373.7 million and $262.1 million as of December 31, 2025 and December 31, 2024, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” herein and “Risk Factors—Risks related to financial position and need for capital.”

License agreement

Below is a summary of the key terms for our license agreement.

Indiana University Research And Technology Corporation Exclusive License Agreement

In June 2020, we entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation ("IURTC"), a non-profit corporation organized under the laws of the State of Indiana, represented by The Trustees of Indiana University ("IU"), pursuant to which we have been granted an exclusive, royalty-bearing license to certain IURTC patent rights ("the Licensed Intellectual Property") developed by Dr. DiMarchi and other collaborators to further scientific research, for new product development, and for other applications in public interest, such license, the IURTC License Agreement. In particular, we have been granted an exclusive, royalty-bearing license to make, have made, use, have used, offer to sell, have offered for sale, sell, have sold, import and have imported products that are covered by the Licensed Intellectual Property ("Licensed Products"), with the right to sublicense to third parties. IURTC and IU have retained the right to (i) practice and use the Licensed Intellectual Property for non-commercial educational, research, and patient care and treatment purposes, and (ii) permit other non-profit and academic entities to practice and use the Licensed Intellectual Property for the same non-commercial purposes. Under the IURTC License Agreement, we agreed to use commercially reasonable efforts to develop, promote and sell Licensed Products in accordance with the IURTC License Agreement and any applicable laws. The IURTC License Agreement leverages IURTC’s expertise in peptide therapies as well as our scientific, clinical, and regulatory capabilities to accelerate the development of peptide treatments for people with endocrine and metabolic disorders. Canvuparatide, imapextide, and MBX 4291 are Licensed Products under the IURTC License Agreement. Any future product candidates developed pursuant to our sponsored research agreement with IU or otherwise covered by the Licensed Intellectual Property may be subject to the IURTC License Agreement.

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

On January 5, 2024, we and IURTC entered into a fourth amendment to the IURTC License Agreement (the "Fourth Amendment"). The Fourth Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Fourth Amendment, up to an aggregate of $9.0 million. Following the execution of the Fourth Amendment, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $9.3 million. In 2025, we paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial of MBX 4291. At December 31, 2025, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $8.3 million.

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

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,		Change
	2025	2024	$
Operating expenses:
Research and development	$79,159	$57,415	$21,744
General and administrative	18,896	10,779	8,117
Total operating expenses	98,055	68,194	29,861

Loss from operations	(98,055)	(68,194)	(29,861)

Other income
Interest and other income, net	11,084	6,272	4,812
Total other income, net	11,084	6,272	4,812
Net loss	$(86,971)	$(61,922)	$(25,049)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year ended December 31,		Change
	2025	2024	$
Direct research and development program expenses:
Canvuparatide (MBX 2109)	$37,225	$21,582	$15,643
MBX 4291 (1)	12,653	10,771	1,882
Imapextide (MBX 1416)	4,118	11,561	(7,443)
Preclinical and other (1)	6,032	1,341	4,691
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	16,524	10,245	6,279
Facility-related and other	2,607	1,915	692
Total research and development expense	$79,159	$57,415	$21,744

(1) Prior period amounts for MBX 4291 have been reclassified to conform to current period presentation.

Research and development expenses were $79.2 million for the year ended December 31, 2025, as compared to $57.4 million for the year ended December 31, 2024. The increase of $21.7 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $15.6 million primarily due to increased activities related to conduct of the Phase 2 clinical trial and increased manufacturing in preparation for the Phase 3 clinical trial. Direct program expenses related to MBX 4291 increased by $1.9 million primarily due to a $1.0 million IURTC milestone that was triggered in the year ended December 31, 2025 and the start of the phase 1 clinical trial, partially offset by a decrease in costs related to IND-enabling preclinical studies. Direct program expenses related to imapextide decreased by $7.4 million, primarily due to the completion of the Phase 1 clinical trial in the first quarter of 2025, partially offset by costs related to the start of the Phase 2a clinical trial. Direct program expenses for preclinical and other programs increased by $4.7 million primarily due to pipeline candidate development activities. Personnel-related costs (including stock-based compensation), increased by $6.3 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development increased by $0.7 million.

General and administrative expenses

General and administrative expenses were $18.9 million for the year ended December 31, 2025, as compared to $10.8 million for the year ended December 31, 2024. The increase of $8.1 million was primarily due to higher professional fees related to legal, accounting and consulting services and higher personnel-related costs, including compensation, benefits and stock-based compensation, as we expanded our infrastructure to support growth in our operations.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $11.1 million for the year ended December 31, 2025, as compared to $6.3 million for the year ended December 31, 2024. The increase of $4.8 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to the September 2025 Offering.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have historically funded our operations primarily through our IPO, the September 2025 Offering, sales pursuant to our Open Market Sale Agreement, and sales of our convertible preferred stock and convertible notes, which have generated approximately $688.8 million in cumulative, aggregate gross proceeds to date. As of December 31, 2025 and December 31, 2024, we had $373.7 million and $262.1 million in cash, cash equivalents and marketable securities, respectively. We have not yet generated any revenue from product sales and do not expect to in the foreseeable future as our product candidates are in various phases of clinical and preclinical development.

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

We had $373.7 million and $262.1 million in cash, cash equivalents and marketable securities as of December 31, 2025 and December 31, 2024, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of the accompanying audited financial statements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Years ended December 31,
	2025	2024
Net cash used in operating activities	$(79,949)	$(54,681)
Net cash used in investing activities	(83,705)	(160,595)
Net cash provided by financing activities	189,592	234,104
Net increase in cash and cash equivalents	$25,938	$18,828

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $80.0 million. This was primarily due to our net loss of $87.0 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.6 million and non-cash charges of $5.4 million. The changes in our net operating assets and liabilities primarily consisted of a $4.3 million increase in net accounts payable and accrued expenses primarily related to balances with CDMOs, partially offset by a $2.7 million increase in prepaid expenses and other current assets related to prepaid balances with CROs. Non-cash charges primarily consisted of $8.7 million of stock-based compensation expense, $0.2 million of depreciation expense and $0.1 million of amortization of our ROU asset, partially offset by $3.6 million of net amortization and accretion of marketable securities.

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

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $83.7 million, which consisted of purchases of marketable securities of $358.1 million and purchases of property and equipment of $1.9 million, partially offset by maturities and redemptions of marketable securities of $276.4 million.

Net cash used in investing activities for the year ended December 31, 2024 was $160.6 million, which consisted of purchases of marketable securities of $239.5 million and purchases of property and equipment of $0.9 million, partially offset by maturities of marketable securities of $79.8 million.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $189.6 million, which consisted of proceeds of $187.9 million from the September 2025 Offering, net of underwriting discounts and commissions and $2.4 million of proceeds from the exercise of common stock options, partially offset by payments totaling $0.8 million related to offering costs for the September 2025 Offering.

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

Contractual obligations and commitments

Leases

We have entered into separate lease agreements for corporate office space and laboratory space, with terms extending through December 2028 and November 2026, respectively. The lease for our corporate office space was amended in May 2025 as further discussed in Note 9 to our audited condensed financial statements included elsewhere in this Annual Report. A new lease for laboratory space was signed in October 2025, effective December 1, 2025 through November 30, 2026. As of December 31, 2025, our future remaining operating lease payments were $1.0 million, with $0.5 million payable within the next twelve months, with respect to leases already commenced as of such date. As of December 31, 2024, our future remaining operating lease payments were $0.2 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date.

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

Stock-based compensation expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and, prior to the IPO of our common stock, the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 12 to our audited financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2025 and 2024, respectively. A portion of our stock option program allowed for early exercise of granted options, before vesting requirements have been satisfied. Shares acquired through the early exercise of options which have not vested at the time of any employee's termination may be purchased by us at the lower of the original exercise price or the then current fair market value. As of December 31, 2025, the unrecognized stock-based compensation expense related to stock options was $25.2 million and is expected to be recognized as expense over a weighted-average period of approximately 2.7 years. The intrinsic value of all outstanding stock options as of December 31, 2025 was approximately $97.8 million, based on the closing NASDAQ stock price of $31.54 per share as of December 31, 2025.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public and emerging growth companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K), except as follows:

Name	Title	Reporting Action	Plan Start Date	Plan End Date	Maximum number of Shares of Common Stock to be Sold	Intended to Satisfy Rule 10b5-1(c)?
Richard Bartram	Chief Financial Officer	Plan Adoption	December 19, 2025	March 15, 2027	121,485	Yes

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Indianapolis, Indiana (PCAOB ID: 0042).

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
4.3	Description of Registrant's Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-42272) filed with the SEC on March 17, 2025).
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

10.3#	2024 Employee Stock Purchase Plan(incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
10.4#*	2026 Inducement Plan and form of award agreement thereunder.
10.5#

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

10.7#	Senior Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
10.8#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).

10.9†

Exclusive License Agreement, dated as of June 10, 2020, between Indiana University Research and Technology Corporation and MBX Biosciences, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).

10.10

Office Lease between Zeller-Carmel Property, L.L.C. and MBX Biosciences, Inc., dated April 28, 2022 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-281764).

10.11#

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

10.13#

Separation Agreement between the Registrant and Rick Bartram, Chief Financial Officer, to be in effect on March 15, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.14#

Consulting Agreement between MBX Biosciences, Inc. and Richard Bartram dated February 25, 2026 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.15#

Employment Agreement between the Registrant and John Smither, Interim Chief Financial Officer, to be in effect March 16, 2026 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.16#

Employment Agreement between the Registrant and Salomon Azoulay, Chief Medical Officer, to be in effect upon the closing of this offering (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).

10.17

First Amendment to Office Lease between Zeller-Carmel Property, L.L.C. and MBX Biosciences, Inc. dated May 9, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42272) filed with the SEC on May 12, 2025).

10.18†

Lease Agreement between MBX Biosciences, Inc. and 5 Burlington Woods, LLC dated February 24, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

19.1	MBX Biosciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42272) filed with the SEC on March 17, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	MBX Biosciences, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42272) filed with the SEC on March 17, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MBX Biosciences, Inc.

Date: March 12, 2026	By:	/s/ P. Kent Hawryluk
P. Kent Hawryluk
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL BY THESE PRESENT, that each individual whose signature appears below hereby constitutes and appoints each of P. Kent Hawryluk and Steven L. Hoerter, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following person in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ P. Kent Hawryluk P. Kent Hawryluk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026

/s/ Richard Bartram Richard Bartram	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026
/s/ Tiba Aynechi Tiba Aynechi	Director	March 12, 2026

/s/ Steven L. Hoerter Steven L. Hoerter	Director	March 12, 2026

/s/ Patrick Heron Patrick Heron	Director	March 12, 2026
/s/ Edward T. Mathers Edward T. Mathers	Director	March 12, 2026
/s/ Ora Pescovitz Ora Pescovitz	Director	March 12, 2026
/s/ Steven Ryder Steven Ryder	Director	March 12, 2026
/s/ Laurie Stelzer Laurie Stelzer	Director	March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MBX Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBX Biosciences, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and convertible preferred stock and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Indianapolis, Indiana

March 12, 2026

MBX BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$75,289	$49,351
Marketable securities	298,416	212,798
Prepaid expenses and other current assets	7,834	5,137
Total current assets	381,539	267,286
Property and equipment, net	2,735	1,080
Right-of-use assets	487	119
Other assets	383	50
Total assets	$385,144	$268,535
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,977	$5,335
Accrued expenses	12,346	5,545
Operating lease liability, current	172	171
Total current liabilities	15,495	11,051
Share repurchase liability	2	42
Operating lease liability, net of current	424	—
Total liabilities	15,921	11,093
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized and zero issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized and 44,927,953 issued and outstanding as of December 31, 2025 and 500,000,000 shares authorized and 33,421,525 issued and outstanding as of December 31, 2024	6	5
Additional paid-in-capital	593,407	394,887
Accumulated deficit	(224,476)	(137,505)
Accumulated other comprehensive income	286	55
Total stockholders’ equity	369,223	257,442
Total liabilities and stockholders’ equity	$385,144	$268,535

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024
Operating expenses
Research and development	$79,159	$57,415
General and administrative	18,896	10,779
Total operating expenses	98,055	68,194
Loss from operations	(98,055)	(68,194)
Interest and other income, net	11,084	6,272
Net loss	$(86,971)	$(61,922)
Unrealized gain on marketable securities	285	54
Reclassification of net gains included in net loss	(54)	(59)
Total other comprehensive gain (loss)	231	(5)
Total comprehensive loss	$(86,740)	$(61,927)
Net loss attributable to common stockholders	$(86,971)	$(61,922)
Net loss per common share, basic and diluted	$(2.38)	$(5.82)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	36,506,092	10,642,954

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONVERTIBLE PREFERRED STOCK

(in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2025	33,421,525	$5	$394,887	$(137,505)	$55	$257,442
Issuance of common stock from public offering, net of issuance costs	11,108,055	1	187,389	—	—	187,390
Issuance of common stock upon exercise of stock options	398,546	—	2,435	—	—	2,435
Repurchase of restricted stock due to early exercised unvested stock options	(173)	—	19	—	—	19
Stock-based compensation expense	—	—	8,677	—	—	8,677
Net loss	—	—	—	(86,971)	—	(86,971)
Other comprehensive income	—	—	—	—	231	231
Balance at December 31, 2025	44,927,953	$6	$593,407	$(224,476)	$286	$369,223

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 1, 2024	53,598,587	$36,501	129,240,032	$115,856	—	$—	1,257,080	$1	$3,054	$(75,583)	$60	$(72,468)
Issuance of Series C Convertible Preferred Stock, net of $279 issuance costs	—	—	—	—	61,650,480	63,221	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock to common stock upon closing of the initial public offering	(53,598,587)	(36,501)	—	—	—	—	4,458,324	—	36,501	—	—	36,501
Conversion of Series B Convertible Preferred Stock to common stock upon closing of the initial public offering	—	—	(129,240,032)	(115,856)	—	—	10,750,183	1	115,855	—	—	115,856
Conversion of Series C Convertible Preferred Stock to common stock upon closing of the initial public offering	—	—	—	—	(61,650,480)	(63,221)	5,128,092	1	63,220	—	—	63,221
Issuance of common stock from initial public offering, net of $17,210 issuance costs	—	—	—	—	—	—	11,730,000	1	170,468	—	—	170,469
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	106,088	1	567	—	—	568
Repurchase of restricted stock due to early exercised unvested stock options	—	—	—	—	—	—	(8,242)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,222	—	—	5,222
Net loss	—	—	—	—	—	—	—	—	—	(61,922)	—	(61,922)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Balance at December 31, 2024	—	$—	—	$—	—	$—	33,421,525	$5	$394,887	$(137,505)	$55	$257,442

The accompanying notes are an integral part of these financial statements.

MBX BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,971)	$(61,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,677	5,222
Non cash operating lease expense	133	106
Accretion and amortization of marketable securities, net	(3,611)	(2,928)
Depreciation expense	248	244
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,697)	(2,348)
Accounts payable	(2,456)	3,927
Accrued expenses	6,796	3,171
Other assets	8	—
Operating lease right-of-use asset	(501)	—
Operating lease liability	425	(153)
Net cash used in operating activities	(79,949)	(54,681)
Cash flows from investing activities:
Purchases of property and equipment	(1,929)	(874)
Purchases of marketable securities	(358,148)	(239,471)
Maturities of marketable securities	267,872	79,750
Call redemptions of marketable securities	8,500	—
Net cash used in investing activities	(83,705)	(160,595)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	187,948	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	174,542
Proceeds from exercise of common stock options	2,415	403
Payments related to offering costs	(771)	(4,062)
Proceeds from the issuance of Series C Convertible Preferred Stock	—	63,500
Preferred stock issuance costs	—	(279)
Net cash provided by financing activities	189,592	234,104
Net increase in cash and cash equivalents	25,938	18,828
Cash and cash equivalents, beginning of period	49,351	30,523
Cash and cash equivalents, end of period	$75,289	$49,351
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options and founder shares	$40	$232
Property and equipment in accounts payable and accrued liabilities	26	29
Deferred public offering costs included in accounts payable and accrued expenses	127	—
Conversion of convertible preferred stock to common stock upon initial public offering	—	215,578

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

Since inception, the Company has devoted substantially all of its resources to drug discovery and development of its product candidates canvuparatide (MBX 2109), imapextide (MBX 1416) and MBX 4291, and other preclinical programs, building an intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has historically funded its operations primarily through the issuance and sale of our common stock, including through our initial public offering (the "IPO"), convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds, and an underwritten public offering in September 2025 (the "September 2025 Offering"), which generated approximately $199.9 million in aggregate gross proceeds, resulting in $601.7 million in cumulative, aggregate gross proceeds as of December 31, 2025.

September 2025 Public Offering

On September 24, 2025, the Company completed its September 2025 Offering, pursuant to which it sold 11,108,055 shares of its common stock at a purchase price per share of $18.00, resulting in net proceeds of approximately $187.4 million, after deducting the underwriting discounts, commissions and other offering costs.

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

Liquidity

From inception and through December 31, 2025, the Company has devoted substantially all of its efforts to drug discovery and development. The Company has a limited operating history, has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. The Company incurred net losses of $87.0 million and $61.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the Company has an accumulated deficit of $224.5 million and cash, cash equivalents and marketable securities of $373.7 million. Based on the Company’s current operating plan, management believes that existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these financial statements.

Basis of presentation

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP).

We operate as a single operating segment engaged in the discovery and development of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. See Note 16 for additional information.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company’s investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable marketable securities that it believes minimizes the exposure to concentration of credit risk. The Company may invest in money market funds (minimum of $10 billion in assets), U.S. Treasury securities, corporate debt, bank debt, U.S. government-related agency securities, other sovereign debt, municipal debt and commercial paper. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment losses have been recognized during the years ended December 31, 2025 and 2024.

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

In determining the exercise prices for options granted prior to the IPO of common stock, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock prior to the IPO was determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors were the Company’s financial position and historical financial performance, forecasted future operations of the Company, an evaluation or benchmark of the Company’s competition, and the business climate in the marketplace at that time. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

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

Deferred offering costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company's public offerings. The deferred offering costs are offset against the related proceeds upon the consummation of the applicable offering. As of December 31, 2025, the Company had $0.3 million of deferred offering costs included in other assets, of which $0.1 million were included in accounts payable and accrued expenses, in the accompanying balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) for the period plus the results of certain other changes in stockholders’ equity. The Company’s comprehensive loss included unrealized gains (losses) related to marketable securities for the years ended December 31, 2025, and 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This new standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied prospectively to financial statements issued for periods after the effective date of this ASU with the option to apply it retrospectively. The Company adopted this standard retrospectively for the years ended December 31, 2025 and 2024, and the impact of the adoption of the amendments in this update was not material to the Company's financial position and results of operation for the years then ended, since the amendments are disclosure related only. See Note 13 for the income tax disclosures as required by Topic 740, as amended by ASU 2023-09.

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

3.
FAIR VALUE Measurements

The following table presents information about the Company’s financial instruments as of December 31, 2025 and December 31, 2024, that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$61,646	$61,646	$—	$—
Marketable securities (cash equivalents)	12,466	12,466	—	—
Marketable securities	298,416	287,443	10,973	—
Total financial assets measured at fair value	$372,528	$361,555	$10,973	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$37,989	$37,989	$—	$—
Marketable securities (cash equivalents)	9,990	4,997	4,993	—
Marketable securities	212,798	204,385	8,413	—
Total financial assets measured at fair value	$260,777	$247,371	$13,406	$—

4.
Marketable Securities

The fair value of the Company’s marketable securities as of December 31, 2025 and December 31, 2024 is based on Level 1 and Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2025 and December 31, 2024. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities, and views all investments as available for use in its current operations. We have therefore classified all securities as current, even if we do not necessarily intend to dispose of the securities in the following year. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income (loss).

As of December 31, 2025 and December 31, 2024, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

		December 31, 2025
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Marketable securities	298,131	286	(1)	298,416
Total		$298,131	$286	$(1)	$298,416

		December 31, 2024
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Cash equivalents	$9,989	$1	$—	$9,990
Government and agency securities	Marketable securities	212,744	107	(53)	212,798
Total		$222,733	$108	$(53)	$222,788

The fair values of available-for-sale debt securities as of December 31, 2025, by contractual maturity, are summarized as follows (in thousands):

December 31, 2025
Due in one year or less	$219,952
Due after one year	78,464
Total	$298,416

5.
PREPAID EXPENSES and Other Current assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development expenses	$4,853	$3,652
Interest receivable	2,120	682
Other current assets	861	803
Total prepaid and other current assets	$7,834	$5,137

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Furniture and fixtures	$303	$214
Computer equipment and software	81	81
Equipment	885	816
Leasehold improvements	520	391
Construction in progress	1,616	—
Total property and equipment	3,405	1,502
Less accumulated depreciation	(670)	(422)
Property and equipment, net	$2,735	$1,080

Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

7.
ACCRUED Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and benefits	$4,321	$2,324
Research and development expenses	7,404	3,063
Other	621	158
Total accrued expenses	$12,346	$5,545

8.
Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2025	2024
Security deposits	$42	$50
Deferred offering costs	341	—
Total other assets	$383	$50

9.
Commitments and contingencies

Leases

In April 2022, the Company entered into an operating lease agreement for a principal executive office in Carmel, Indiana (the “Carmel Lease”). The Carmel Lease commenced in October 2022 and had an initial term of 39 months, a termination date of December 31, 2025, and an option to extend for 36 additional months at the Company’s discretion. The option to extend was not considered reasonably certain as of the lease inception. On May 9, 2025, the Company entered into the first amendment of the Carmel Lease (the "First Amendment"). Pursuant to the terms of the First Amendment, the leased premises were expanded, and the lease term was extended through December 31, 2028, with an option to extend for 36 additional months at the Company’s discretion. The option to extend is not considered reasonably certain as of date of the First Amendment.

In December 2023, the Company entered into an operating lease agreement for laboratory space in Indianapolis, Indiana (the “Laboratory Lease”). The Laboratory Lease commenced in December 2023 and had a term of 12 months, terminating in December 2024. The Company entered into a new lease for laboratory space in August 2024, commencing in December 2024, and terminating in December 2025. In October 2025, the Company entered into a new operating lease agreement for laboratory space in Indianapolis, Indiana, commencing in December 2025 and terminating in November 2026. All laboratory leases are short-term leases with no corresponding lease liability or right-of-use asset recorded, and lease payments are recognized as expense on a straight-line basis over the lease terms.

The Company has no other operating or finance leases as of December 31, 2025, or December 31, 2024.

Pursuant to ASC 842, the Company evaluated the new terms of the First Amendment of the Carmel Lease and determined the First Amendment should be treated as a lease modification of the existing Carmel Lease. In accordance with the accounting guidance, the Company remeasured the lease liability as of May 9, 2025, the First Amendment commencement date, to reflect the changes in the lease payments and the change in the lease term. This resulted in an increase of $0.6 million to the Company's lease liability and a corresponding increase to its right-of-use asset as shown on the balance sheet as of December 31, 2025.

The future minimum rent payments relating to the Carmel Lease under the terms and conditions existing as of December 31, 2025, are summarized as follows (in thousands):

(in thousands)	Amount
2026	229
2027	234
2028	240
Total lease payments	703
Less: imputed interest	(107)
Present value of lease liabilities	$596

The Company incurred $0.3 million and $0.2 million of rent expense for the years ended December 31, 2025, and 2024, respectively.

The following table summarizes the operating lease term and discount rate for the Carmel Lease as of December 31, 2025, and December 31, 2024:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.0	1.0
Weighted-average discount rate	11.0%	8.0%

Cash paid for amounts included in the measurement of the Company’s operating lease liability was $0.2 million and $0.2 million for the years ended December 31, 2025, and December 31, 2024, respectively.

The following table sets forth the amount of right-of-use assets and lease liabilities included on the Company’s balance sheet as of December 31, 2025, and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Right-of use assets	$487	$119
Operating lease liability, current	172	171
Operating lease liability, net of current	424	—

License agreement

In January 2024, the Company entered into an amendment (the "Amendment") for the Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) (the “License Agreement”), to license certain intellectual property arising under the Master Research Agreement with The Trustees of Indiana University (the "Research Agreement"). The Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Amendment, up to an aggregate of $9.0 million. Following the execution of the Amendment, future remaining clinical and regulatory milestone payments in the License Agreement and all amendments totaled up to $9.3 million. In the year ended December 31, 2025, the Company paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial of MBX 4291. At December 31, 2025, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $8.3 million. In consideration for the license, the Company paid immaterial licensing fees to IURTC during the and years ended December 31, 2025, and December 31, 2024.

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

Immediately prior to the closing of the Company's IPO on September 16, 2024, pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company's preferred stock as discussed further below, all of the Company's outstanding shares of convertible preferred stock were converted into an aggregate of 20,336,599 shares of common stock, as follows: 4,458,324 shares of common stock were issued as a result of the conversion of Series A convertible preferred stock; 10,750,183 shares of common stock were issued as a result of the conversion of Series B convertible preferred stock; and 5,128,092 shares of common stock were issued as a result of the conversion of Series C convertible preferred stock. Prior to the conversion of the Company's convertible preferred stock, holders of the Series A, Series B and Series C Convertible Preferred Stock had certain rights and preferences, including voting and conversion rights and dividend and liquidation preferences. The Company had no shares of convertible preferred stock outstanding at December 31, 2025.

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

The holders of the Series A, Series B and Series C Convertible Preferred Stock were entitled to the following rights and preferences:

Voting rights

Series A, Series B and Series C Convertible Preferred Stock were entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A, Series B and Series C Convertible Preferred Stock held by such holder were then convertible as of the record date for determining stockholders entitled to vote on such matter.

Election of directors

The holders of record of shares of Series A Convertible Preferred Stock, exclusively and as a separate class, were entitled to elect three directors of the Company. The holders of record of shares of Series B Convertible Preferred Stock, exclusively and as a separate class, were entitled to elect one director of the Company. The holders of record of shares of Series C Convertible Preferred Stock, exclusively and as a separate class, were not entitled to elect any directors of the Company.

Non-cumulative dividend

Holders of Series A, Series B and Series C Convertible Preferred Stock, in preference to the holders of common stock, were entitled to receive, when, as and if declared by the Board of the Company, but only out of funds that are legally available therefor, cash dividends at the rate of eight percent (8%) of the Series A, Series B and Series C original issue price per annum on each outstanding share of Series A, Series B and Series C Convertible Preferred Stock (the “Preferred Dividends”). All such Preferred Dividends would have been payable only when, as and if declared by the Board of the Company and would have been non-cumulative. No dividends have been declared to-date as of December 31, 2025.

Conversion right

Each share of Series A, Series B and Series C Convertible Preferred Stock was to be automatically converted into common stock upon either (a) the closing of the sale of shares of common stock to the public at a price of at least $2.061, $2.25 or $2.25, respectively, per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50,000,000 of gross proceeds to the Corporation and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved the Board or (b) the affirmative vote or written consent of the majority preferred stockholders. All outstanding convertible preferred stock was converted into common stock immediately prior to the closing of the Company's IPO.

Liquidation preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A, Series B and Series C Convertible Preferred Stock then outstanding would have been entitled to be paid out of the assets of the Company available for distribution to its stockholders, and in the event of a Deemed Liquidation Event (as defined in the Company’s Charter), the holders of shares of Series A, Series B and Series C Convertible Preferred Stock then outstanding would have been entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the available proceeds, as applicable, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series A, Series B and Series C Convertible Preferred Stock original issue prices, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A, Series B and Series C Convertible Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event.

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

As of December 31, 2025, and December 31, 2024, there were 44,927,953 and 33,421,525 shares of common stock issued and outstanding, respectively. Shares of common stock issued and outstanding as of December 31, 2025, include 694 shares of restricted stock related to the unvested portion of early exercised common stock options. Shares of common stock issued and outstanding as of December 31, 2024 include 12,608 shares of restricted stock related to the unvested portion of early exercised common stock options. These are included in shares of common stock as they are considered to be legally outstanding as of December 31, 2025, and December 31, 2024, respectively. These shares are subject to the Company’s option to repurchase and are not transferrable until such time as they are fully vested.

Common stock reserved

The number of shares of common stock that have been reserved for future issuance in connection with outstanding stock options granted under the Company's 2019 Stock Option and Grant Plan (the "2019 Plan") and the 2024 Stock Option and Incentive Plan (the "2024 Plan"), stock options available for grant under the 2019 Plan and 2024 Plan and shares available for future issuance under the Company's 2024 Employee Stock Purchase Plan (the "2024 ESPP") as of December 31, 2025 and December 31, 2024, are as follows:

	December 31,
	2025	2024
Outstanding common stock options	4,632,648	3,502,440
Common stock options available for grant	2,745,748	2,603,253
Shares available for issuance under 2024 ESPP	623,651	289,436
Total	8,002,047	6,395,129

12.
Stock-Based Compensation

2019 Stock Option and Grant Plan ("2019 Plan")

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

As of the date the 2024 Plan became effective, there will be no further awards granted under the 2019 Plan, but all outstanding awards under the 2019 Plan will continue to be governed by their existing terms. 2,458,082 stock options to purchase common stock were outstanding under the 2019 Plan as of December 31, 2025.

2024 Stock Option and Incentive Plan ("2024 Plan")

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in September 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2024 Plan provides for the grant of incentive stock options, stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2024 Plan is 3,065,000 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent (5%) of the sum of the outstanding number of shares of common stock and the numbers of shares of common stock issuable pursuant to the exercise of any outstanding warrants to acquire common stock for a nominal exercise price on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of December 31, 2025, 2,174,566 stock options to purchase common stock were outstanding under the 2024 Plan and 2,745,748 shares remained available for future grant under the 2024 Plan. The shares available for issuance under the 2024 Plan may be authorized but unissued shares or shares reacquired by the Company.

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

2024 Employee Stock Purchase Plan ("2024 ESPP")

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in September 2024. A total of 289,436 shares of common stock were initially reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter, by the least of (i) 578,872 shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of December 31, 2025, 623,651 shares remained available for issuance under the 2024 ESPP. No shares were issued under the 2024 ESPP during the years ended December 31, 2025 and 2024.

Stock option valuation

The determination of the grant date fair value of stock-based awards granted to employees, directors and nonemployees during the years ended December 31, 2025, and 2024, is estimated using the Black-Scholes option-pricing model and was calculated based on the following assumptions.

	Years ended December 31,
	2025	2024
Fair value of common stock	$6.00 - $33.00	$9.14 - $22.46
Dividend yield	0%	0%
Volatility	93.6% - 106.3%	88% - 110%
Risk-free interest rate	3.64% - 4.42%	3.52% - 5.18%
Expected term (years)	5.27 - 6.08	0.50 - 6.08

Summary of option activity

The Company’s stock option activity regarding employees, directors, and nonemployees for the years ended December 31, 2025, and 2024, is summarized as follows (in thousands except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate intrinsic value
Options outstanding - December 31, 2023	2,493,777	$6.00	9.26	$4,543
Granted	1,394,761	12.63
Exercised	(108,661)	3.94
Forfeited	(188,787)	6.68
Cancelled	(88,650)	4.30
Options outstanding - December 31, 2024	3,502,440	$8.70	8.89	$34,307
Granted	1,762,649	13.03
Exercised	(398,546)	6.06
Forfeited	(225,228)	10.77
Cancelled	(8,667)	16.00
Options outstanding - December 31, 2025	4,632,648	$10.46	8.33	$97,751
Options vested and expected to vest - December 31, 2025	4,632,648	$10.46	8.33	$97,751
Options exercisable - December 31, 2025	2,310,401	$7.70	7.52	$55,079

Additional information with regard to stock option activity involving employees and directors for the year ended December 31, 2025, and 2024, is as follows (in thousands except per share amounts):

	December 31,
	2025	2024
Weighted-average grant date fair value per option of total options granted	$10.21	$9.60
Aggregate intrinsic value of stock options exercised	3,485	1,222

The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $6.9 million and $3.8 million, respectively.

As of December 31, 2025, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $25.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation

During the years ended December 31, 2025, and 2024, the Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Years ended December 31,
	2025	2024
Research and development expense	$3,563	$2,539
General and administrative expense	5,114	2,683
Total	$8,677	$5,222

13.
INCOME TAXES

The Company reported pre-tax losses in the United States of $87.0 million and $61.9 million for the years ended December 31, 2025 and 2024, respectively. The Company recorded no income tax benefit for the net loss incurred for the years ended December 31, 2025 and 2024, due to the uncertainty of realizing a benefit from such losses. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate, applying ASU 2023-09 retrospectively, is as follows:

	As of December 31,
	2025		2024
Income tax benefit at statutory federal rate	$(18,264)	21.0%	$(13,004)	21.0%
State and local income taxes, net of federal benefit (1)	(246)	0.3%	(129)	0.2%
Tax credits - research and development	(7,451)	8.6%	(6,347)	10.3%
Nontaxable or nondeductible items
Executive compensation expense	947	(1.1)%	382	(0.6)%
Other	24	—	21	—
Other provision adjustments	151	(0.2)%	10	(0.1)%
Change in unrecognized tax benefits	2,331	(2.7)%	2,183	(3.5)%
Change in valuation allowance	22,508	(25.9)%	16,884	(27.3)%
Benefit for income taxes	$—	0.0%	$—	0.0%

(1) State tax benefit in Indiana made up the majority (greater than 50%) of the tax effect in this category.

Due to income tax losses, the Company did not pay any federal or state income taxes for the years ended December 31, 2025 and 2024.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, are included in the table below (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$35,463	$14,903
Capitalized research and development expenses	15,650	17,076
Research and development credit carryforwards	14,116	8,177
Stock-based compensation expense	1,382	824
Accrued expenses	1,090	583
Lease liability	148	43
Other, net	221	36
Total deferred tax assets:	68,070	41,642
Deferred tax liabilities:
Operating lease right-of-use assets	(121)	(30)
Depreciation	(155)	(156)
Total deferred tax liabilities:	(276)	(186)
Less valuation allowance	(67,794)	(41,456)
Net deferred tax assets	$—	$—

The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed primarily of net operating loss (“NOL”) carryforwards, capitalized research and development costs and research and development credit carryforwards. Management has considered the Company’s history of net losses incurred since inception and probability of future losses to conclude it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. As a result, the Company has established a valuation allowance for the full amount of the net deferred tax assets as of December 31, 2025, and 2024. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be reduced. The valuation allowance increased by $26.3 million during the year ended December 31, 2025, due to the increase in the deferred tax assets by the same amounts.

As of December 31, 2025, the Company had $128.3 million and $219.7 million of US federal NOLs and state NOL carryforwards, respectively. The federal NOLs have no expiration and the state NOLs begin to expire in 2039. In addition, the Company had US federal research and development tax credit carryforwards of $18.5 million, which may be available to reduce future tax liabilities which start to expire in 2039. The Company had Indiana state research and development tax credits of $2.7 million as of December 31, 2025, which begin to expire in 2029.

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

The Company had no material accrued interest or penalties related to income tax matters in the Company’s balance sheets as of December 31, 2025, and 2024. Further, the Company is not currently under examination by any federal, state or local tax authority.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2025, and 2024, respectively (in thousands):

	2025	2024
Balance at January 1,	$4,331	$2,114
Increase related to current year tax positions	2,255	2,091
Increase related to prior year tax positions	141	126
Balance at December 31,	$6,727	$4,331

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes changes to US corporate income taxes including reinstating the option to claim 100% accelerated depreciation on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The impact of this legislation was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025.

14.
defined contribution plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In the year ended December 31, 2025, the Company began contributing to the plan on behalf of its employees made contributions to the plan totaling $0.3 million. As of December 31, 2024, the Company had not made any contributions to the plan on behalf of its employees.

15.
Net loss per share attributable to common stockholders

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Years ended December 31,
	2025	2024
Net loss and net loss attributable to common stockholders	$(86,971)	$(61,922)
Net loss per share attributable to common stockholders, basic and diluted	$(2.38)	$(5.82)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	36,506,092	10,642,954

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

	December 31,
	2025	2024
Outstanding common stock options	4,632,648	3,502,440
Restricted stock related to early exercise of options to purchase common stock	694	12,608
Total	4,633,342	3,515,048

16.
Related Party transactions

In April 2019, the Company executed the Research Agreement pursuant to which the Company agreed to fund certain research of a director and former officer of the Company. The period of performance for this agreement is June 1, 2019 through

April 30, 2022 and the contract totals approximately $2.8 million. On February 14, 2022, the Research Agreement was amended to extend the period of performance from April 30, 2022 to April 30, 2025 and increase the total contract costs by $3.0 million. On January 16, 2025, the Research Agreement was amended to extend the period of performance from April 30, 2025 through April 1, 2026 and increase the total contract costs by $1.0 million. The Company paid $1.0 million and $1.1 million pursuant to this agreement during the years ended December 31, 2025 and 2024, respectively. The Research Agreement also provides the Company an option to license the technology arising under the agreement (see Note 9).

One of the officers of the Company, who is also a director, participated in the Series C Issuance financing totaling $1.0 million in August 2024.

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

The following table summarizes our significant segment expenses and segment net loss:

	Years ended December 31,
	2025	2024
Expenses:
Canvuparatide direct program expense	$37,225	$21,582
MBX 4291 direct program expense (1)	12,653	$10,771
Imapextide direct program expense	4,118	11,561
Preclinical and other research and development direct expense (1)	6,032	1,341
Research and development overhead expense	19,131	12,160
Other segment items (2)	7,812	4,507
Net loss	$86,971	$61,922

(1) Prior period amounts for MBX 4291 have been reclassified to conform to current period presentation.

(2) Other segment items are primarily comprised of general and administrative expenses and interest and other income.

18.
subsequent events

In February 2026, the Company closed on the sale and issuance of an aggregate of 2,250,986 shares of its common stock (the "Shares") at a volume weighted average price per share of $38.76 for gross proceeds of approximately $87.1 million. The Shares were sold pursuant to the Company's Open Market Sale AgreementSM with Jefferies, LLC dated November 6, 2025 and a shelf registration statement on Form S-3 (File No. 333-291308) previously filed by the Company and declared effective by the Securities and Exchange Commission on December 8, 2025, which included a prospectus supplement relating to the Company's at the market offering program.

In February 2026, the Company entered into a lease agreement with 5 Burlington Woods, LLC to lease approximately 13,642 of new office and laboratory space in Burlington, Massachusetts. The Lease Agreement provides an estimated lease commencement date for the Premises of May 1, 2026 ("Lease Commencement Date"), with the rent commencing five months from the Lease Commencement Date ("Rent Commencement Date"). Additionally, the Lease Agreement provides that the lease term will be four years beginning on the Rent Commencement Date and expiring on the last day of the month in which the fourth anniversary of the Rent Commencement Date occurs (the "Lease Term'). The Company has a one-time option to extend the Lease Term for a period of three years ("Extension Option"). In exchange for leasing the Premises, the Company will pay 5 Burlington Woods base rent of approximately $68,200 for the first twelve months, or a total of $818,000 ("base rent"), with annual increases of approximately 3.0%. The Lease Agreement provides that the Company will pay additional expenses to 5 Burlington Woods related to the Company's share of operating expenses, taxes and utilities related to the Premises using a ratable percentage set forth in the Lease Agreement ("Additional Rent"). Neither party may terminate the lease for the Premises other than in accordance with certain provisions of the Lease related to breach or bankruptcy. The aggregate base rent over the four-year lease term is approximately $3.4 million. The Company is evaluating the new lease terms pursuant to ASC 842 and is still assessing the financial statement impact.

In March 2026, the Company's board of directors approved the MBX Biosciences, Inc. 2026 Inducement Plan.