Form 10-Q
period 2026-03-31
MBX Biosciences, Inc.
filed 2026-05-07
CIK 1776111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 47,597,536 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MBX BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,214	$75,289
Marketable securities	394,763	298,416
Prepaid expenses and other current assets	8,559	7,834
Total current assets	448,536	381,539
Property and equipment, net	3,133	2,735
Right-of-use assets	453	487
Other assets	579	383
Total assets	$452,701	$385,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,974	$2,977
Accrued expenses	7,415	12,346
Operating lease liability, current	178	172
Total current liabilities	14,567	15,495
Share repurchase liability	1	2
Operating lease liability, net of current	377	424
Total liabilities	14,945	15,921
Commitments and contingencies (Note 9)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized and zero issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized and 47,570,464 issued and outstanding as of March 31, 2026 and 500,000,000 shares authorized and 44,927,953 issued and outstanding as of December 31, 2025	6	6
Additional paid-in-capital	686,349	593,407
Accumulated deficit	(247,993)	(224,476)
Accumulated other comprehensive (loss) income	(606)	286
Total stockholders’ equity	437,756	369,223
Total liabilities and stockholders’ equity	$452,701	$385,144

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - in thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Operating expenses
Research and development	$18,474	$22,405
General and administrative	8,791	4,124
Total operating expenses	27,265	26,529
Loss from operations	(27,265)	(26,529)
Interest and other income, net	3,748	2,649
Net loss	$(23,517)	$(23,880)
Unrealized loss on marketable securities	(892)	(2)
Total other comprehensive loss	(892)	(2)
Total comprehensive loss	$(24,409)	$(23,882)
Net loss attributable to common stockholders	$(23,517)	$(23,880)
Net loss per common share, basic and diluted	$(0.50)	$(0.71)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	46,576,204	33,412,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONVERTIBLE PREFERRED STOCK

(Unaudited - in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 1, 2026	44,927,953	$6	$593,407	$(224,476)	$286	$369,223
Issuance of common stock from at-the-market offering, net of issuance costs	2,250,986	—	$85,016	—	—	85,016
Issuance of common stock upon exercise of stock options	387,775	—	2,442	—	—	2,442
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—
Stock-based compensation expense	—	—	5,484	—	—	5,484
Net loss	—	—	—	(23,517)	—	(23,517)
Other comprehensive loss	—	—	—	—	(892)	(892)
Balance at March 31, 2026	47,570,464	6	686,349	(247,993)	(606)	437,756

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at January 1, 2025	33,421,525	$5	$394,887	$(137,505)	$55	$257,442
Issuance of common stock upon exercise of stock options	3,019	—	4	—	—	4
Repurchase of restricted stock due to early exercised unvested stock options	(173)	—	19	—	—	19
Stock-based compensation expense	—	—	1,839	—	—	1,839
Net loss	—	—	—	(23,880)	—	(23,880)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at March 31, 2025	33,424,371	5	396,749	(161,385)	53	235,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,517)	$(23,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,484	1,839
Non cash operating lease expense	34	29
Accretion and amortization of marketable securities, net	(579)	(1,343)
Depreciation expense	64	77
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(725)	1,648
Accounts payable	3,972	(1,564)
Accrued expenses	(4,857)	558
Other assets	(43)	—
Operating lease liability	(41)	(42)
Net cash used in operating activities	(20,208)	(22,678)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(30)
Purchases of marketable securities	(154,160)	(58,894)
Maturities of marketable securities	57,500	57,150
Call redemptions of marketable securities	—	5,000
Net cash (used in) provided by investing activities	(97,097)	3,226
Cash flows from financing activities:
Proceeds from at-the-market offering, net of underwriting discounts and commissions	85,371	—
Proceeds from exercise of common stock options	2,442	4
Payments related to offering costs	(378)	—
Net cash provided by financing activities	87,435	4
Net decrease in cash and cash equivalents	(29,870)	(19,448)
Cash, cash equivalents and restricted cash, beginning of period	75,289	49,351
Cash, cash equivalents and restricted cash, end of period	$45,419	$29,903
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$2	$19
Property and equipment in accounts payable and accrued expenses	24	502
Deferred public offering costs included in accounts payable and accrued expenses	106	—

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

Since inception, the Company has devoted substantially all of its resources to drug discovery and development of its product candidates canvuparatide (MBX 2109), imapextide (MBX 1416) and MBX 4291, and other preclinical programs, building an intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has historically funded its operations primarily through the issuance and sale of our common stock, including through our initial public offering (the "IPO"), convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds. In September 2025, the Company also completed an underwritten public offering (the "September 2025 Offering") of 11,108,055 shares of its common stock, which generated approximately $199.9 million in aggregate gross proceeds. In February 2026, the Company sold 2,250,986 shares of its common stock under its Open Market Sale AgreementSM with Jefferies, LLC (the "February 2026 ATM Offering"), which generated approximately $87.1 million in aggregate gross proceeds, resulting in $688.8 million in cumulative, aggregate gross proceeds from those sales of common stock. In March 2026, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission (File No. 333-294237) and increased the amount available under the Open Market Sale AgreementSM with Jefferies, LLC (the "March 2026 Sales Agreement"), under which the Company may now, from time to time in one or more offerings, sell and issue shares of its common stock having an aggregate price of up to $250.0 million.

Liquidity

From inception and through March 31, 2026, the Company has devoted substantially all of its efforts to drug discovery and development. The Company has a limited operating history, has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. The Company incurred net losses of $23.5 million and $87.0 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. As of March 31, 2026, the Company has an accumulated deficit of $248.0 million and cash, cash equivalents and marketable securities of $440.0 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these condensed financial statements.

Basis of presentation

The accompanying unaudited condensed financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K as filed with the SEC on March 12, 2026 ("2025 Annual Report").

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the "Notes to Financial Statements" in the audited financial statements for the year ended December 31, 2025 and notes thereto, included in the 2025 Annual Report, except as noted below.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper. The Company maintains certain cash balances that are legally or contractually restricted as to withdrawal or use. These balances are classified as restricted cash and are included in prepaid expenses and other current assets or other assets in the accompanying balance sheets, depending on the nature and timing of the restrictions. The Company's restricted cash relates to amounts held under a letter of credit in connection with a lease agreement. As of March 31, 2026, $0.2 million of restricted cash is included in other assets in the accompanying March 31, 2026 balance sheet. The Company did not have any restricted cash balances at December 31, 2025.

For purposes of the condensed statements of cash flows, cash, cash equivalents and restricted cash are included in the beginning of period and end of period total cash, cash equivalents and restricted cash balances.

Deferred offering costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the March 2026 Sales Agreement, the February 2026 ATM Offering and the September 2025 Offering. The deferred offering costs related to the February 2026 ATM Offering and the September 2025 Offering were each offset against the February 2026 ATM Offering proceeds and the September 2025 Offering proceeds, respectively, upon the consummation of the applicable offerings. As of March 31, 2026, $0.3 million of deferred offering costs are included in other assets in the accompanying March 31, 2026 balance sheet, of which $0.1 million are included in accounts payable and accrued expenses. As of December 31, 2025, the Company had $0.3 million of deferred offering costs included in other assets, of which $0.1 million were included in accounts payable and accrued expenses, in the accompanying balance sheets.

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

3.
FAIR VALUE Measurements

The following table presents information about the Company’s financial instruments as of March 31, 2026 and December 31, 2025, that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$25,697	$25,697	$—	$—
Marketable securities (cash equivalents)	5,731	5,731	—	—
Marketable securities	394,763	383,310	11,453	—
Total financial assets measured at fair value	$426,191	$414,738	$11,453	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$61,646	$61,646	$—	$—
Marketable securities (cash equivalents)	12,466	12,466	—	—
Marketable securities	298,416	287,443	10,973	—
Total financial assets measured at fair value	$372,528	$361,555	$10,973	$—

4.
Marketable Securities

The fair value of the Company’s marketable securities as of March 31, 2026 and December 31, 2025 is based on Level 1 and Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the fair value hierarchy during each of the three months ended March 31, 2026 and 2025. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities, and views all investments as available for use in its current operations. The Company has therefore classified all securities as current, even if it does not necessarily intend to dispose of the securities in the following year. Securities are carried at fair value with the unrealized (losses) gains reported in other comprehensive (loss) income.

As of March 31, 2026 and December 31, 2025, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

		March 31, 2026
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Marketable securities	395,368	39	(644)	394,763
Total		$395,368	$39	$(644)	$394,763

		December 31, 2025
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Marketable securities	298,131	286	(1)	298,416
Total		$298,131	$286	$(1)	$298,416

The fair values of available-for-sale debt securities as of March 31, 2026, by contractual maturity, are summarized as follows (in thousands):

March 31, 2026
Due in one year or less	$250,452
Due after one year	144,311
Total	$394,763

5.
PREPAID EXPENSES and Other Current assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid research and development expenses	$4,588	$4,853
Interest receivable	3,157	2,120
Other current assets	814	861
Total prepaid and other current assets	$8,559	$7,834

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$303	$303
Computer equipment and software	81	81
Equipment	1,153	885
Leasehold improvements	520	520
Construction in progress	1,810	1,616
Total property and equipment	3,867	3,405
Less accumulated depreciation	(734)	(670)
Property and equipment, net	$3,133	$2,735

Depreciation expense was $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively.

7.
ACCRUED Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation and benefits	$2,333	$4,321
Research and development expenses	4,788	7,404
Other	294	621
Total accrued expenses	$7,415	$12,346

8.
Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Security deposits	42	42
Deferred offering costs	332	341
Restricted cash	205	0
Total other assets	$579	$383

Restricted cash consists of amounts under a letter of credit related to a lease agreement the Company entered into with 5 Burlington Woods, LLC to lease new office and laboratory space in Burlington, Massachusetts in February 2026. This amount has been included in the ending balance of cash, cash equivalents and restricted cash in the accompanying condensed statements of cash flows.

9.
Commitments and contingencies

Leases

In April 2022, the Company entered into an operating lease agreement for a principal executive office in Carmel, Indiana (the “Carmel Lease”). The Carmel Lease commenced in October 2022 and had an initial term of 39 months, a termination date of December 31, 2025, and an option to extend for 36 additional months at the Company’s discretion. The option to extend was not considered reasonably certain as of the lease inception. On May 9, 2025, the Company entered into the first amendment of the Carmel Lease (the "First Amendment"). Pursuant to the terms of the First Amendment, the leased premises were expanded, and the lease term was extended through December 31, 2028 with an option to extend for 36 additional months at the Company’s discretion. The option to extend was not considered reasonably certain as of the date of the First Amendment.

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

In February 2026, the Company entered into a lease agreement with 5 Burlington Woods, LLC to lease new office and laboratory space in Burlington, Massachusetts. The lease commenced effective April 14, 2026, with the rent commencing five months from the lease commencement date. The lease term will be four years with a one-time option to extend the lease term for a period of three years. The option to extend was not considered reasonably certain as of the lease inception. The aggregate base rent over the four-year lease term is approximately $3.4 million. The Company is evaluating the new lease terms pursuant to ASC 842 and is still assessing the financial statement impact.

The Company has no other operating or finance leases as of March 31, 2026 or December 31, 2025.

Pursuant to ASC 842, the Company evaluated the new terms of the First Amendment of the Carmel Lease and determined the First Amendment should be treated as a lease modification of the existing Carmel Lease. In accordance with the accounting guidance, the Company remeasured the lease liability as of May 9, 2025, the First Amendment commencement date, to reflect the changes in the lease payments and the change in the lease term. This resulted in an increase of $0.6 million to the Company's lease liability and a corresponding increase to its right-of-use asset as shown on its balance sheet as of December 31, 2025.

The future minimum rent payments relating to the Carmel Lease under the terms and conditions existing as of March 31, 2026, are summarized as follows (in thousands):

(in thousands)	Amount
2026	$172
2027	234
2028	240
Total lease payments	646
Less: imputed interest	(91)
Present value of lease liabilities	$555

The Company incurred $0.1 million of rent expense for each of the three months ended March 31, 2026 and 2025.

The following table summarizes the operating lease term and discount rate for the Carmel Lease as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	2.8	3.0
Weighted-average discount rate	11.0%	11.0%

Cash paid for amounts included in the measurement of the Company’s operating lease liability was less than $0.1 million for each of the three months ended March 31, 2026 and 2025.

The following table sets forth the amount of right-of-use assets and lease liabilities included on the Company’s balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Right-of use assets	$453	$487
Operating lease liability, current	178	172
Operating lease liability, net of current	377	424

License agreement

In January 2024, the Company entered into an amendment (the "Amendment") for the Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) (the “License Agreement”), to license certain intellectual property arising under the Master Research Agreement with The Trustees of Indiana University (the "Research Agreement"). The Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Amendment, up to an aggregate of $9.0 million. Following the execution of the Amendment, future remaining clinical and regulatory milestone payments in the License Agreement and all amendments totaled up to $9.3 million. In the year ended December 31, 2025, the Company paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial MBX 4291. In the three months ended March 31, 2026, the Company triggered a $0.1 million milestone payment to IURTC following the completion of the end of Phase 2 meeting with the FDA related to the Phase 2 clinical trial of canvuparatide, which was included in accrued expenses in the condensed balance sheet as of March 31, 2026 and was paid in the second quarter of 2026. In consideration for the license, the Company paid no license fees to IURTC during the three months ended March 31, 2025.

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

The Company had no shares of convertible preferred stock outstanding at March 31, 2026 or March 31, 2025.

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

On February 4, 2026, the Company completed the February 2026 ATM Offering and issued and sold 2,250,986 shares of its common stock at a volume weighted average price of $38.76 per share. As a result, the Company received $85.0 million in net proceeds, after deducting underwriting discounts and commissions and offering costs of $2.1 million.

As of March 31, 2026 and December 31, 2025, there were 47,570,464 and 44,927,953 shares of common stock issued and outstanding, respectively. Shares of common stock issued and outstanding as of March 31, 2026 include 174 shares of restricted stock related to the unvested portion of early exercised common stock options. Shares of common stock issued and outstanding as of December 31, 2025 include 694 shares of restricted stock related to the unvested portion of early exercised common stock options. These are included in shares of common stock as they are considered to be legally outstanding as of March 31, 2026 and December 31, 2025, respectively. These shares are subject to the Company’s option to repurchase and are not transferable until such time as they are fully vested.

Common stock reserved

The number of shares of common stock that have been reserved for future issuance in connection with outstanding stock options and restricted stock units ("RSUs") granted under the Company's 2019 Stock Option and Grant Plan (the "2019 Plan"), the 2024 Stock Option and Incentive Plan (the "2024 Plan"), the 2026 Inducement Plan (the "2026 Plan"), and shares reserved for issuance under the 2024 Plan and 2026 Plan and shares reserved for issuance under the 2024 ESPP as of March 31, 2026 and December 31, 2025, are as follows:

	March 31,	December 31,
	2026	2025
Outstanding common stock options	4,694,011	4,558,399
Outstanding restricted stock units	163,562	—
Shares reserved for issuance under equity incentive plans	5,275,695	2,819,997
Shares reserved for issuance under 2024 ESPP	1,072,930	623,651
Total	11,206,198	8,002,047

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

As of the date the 2024 Plan became effective, there will be no further awards granted under the 2019 Plan, but all outstanding awards under the 2019 Plan will continue to be governed by their existing terms. 2,088,431 stock options to purchase common stock were outstanding under the 2019 Plan as of March 31, 2026.

2024 Stock Option and Incentive Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in September 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2024 Plan provides for the grant of incentive stock options, stock options, stock appreciation rights, restricted shares of common stock, RSUs, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2024 Plan is 3,065,000 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent (5%) of the sum of the outstanding number of shares of common stock and the numbers of shares of common stock issuable pursuant to the exercise of any outstanding warrants to acquire common stock for a nominal exercise price on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of March 31, 2026, 2,605,580 stock options to purchase common stock and 163,562 RSUs were outstanding under the 2024 Plan, and 4,375,695 shares remained available for future grant under the 2024 Plan. The shares available for issuance under the 2024 Plan may be authorized but unissued shares or shares reacquired by the Company.

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

2024 Employee Stock Purchase Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in September 2024. A total of 289,436 shares of common stock were initially reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter, by the least of (i) 578,872 shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. During the three months ended March 31, 2026, the Company recognized less than $0.1 million of expense related to the 2024 ESPP. As of March 31, 2026, 1,072,930 shares remained available for issuance under the 2024 ESPP. No shares were issued under the 2024 ESPP during the three months ended March 31, 2026 and 2025.

2026 Inducement Plan

In March 2026, the Company's board of directors adopted and approved the 2026 Plan. The 2026 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2026 Plan provides for the grant of nonqualified stock options, stock options, stock appreciation rights, restricted shares of common stock, RSUs, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2026 Plan is 130,000 shares. Also, in March 2026, the Company's board of directors approved an increase to the shares reserved under the 2026 Plan to 900,000. The number of shares reserved under the 2026 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. No shares had been issued and no awards were outstanding under the 2026 Plan as of March 31, 2026.

Stock option valuation

The determination of the grant date fair value of stock-based awards granted to employees, directors and nonemployees during the three months ended March 31, 2026 and 2025, was estimated using the Black-Scholes option-pricing model and was calculated based on the following assumptions.

	Three months ended March 31,
	2026	2025
Fair value of common stock	$30.55 - $43.14	$10.14 - $18.25
Dividend yield	—%	—%
Volatility	105.2% - 105.5%	93.7% - 93.9%
Risk-free interest rate	3.71% - 3.96%	4.01% - 4.42%
Expected term (years)	6.08	6.08

Summary of option activity

The Company’s stock option activity regarding employees, directors, and nonemployees for the three months ended March 31, 2026, is summarized as follows (in thousands except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate intrinsic value
Options outstanding - December 31, 2025	4,558,399	$10.46	8.33	$97,751
Granted	715,178	38.76
Exercised	(387,775)	6.30
Forfeited	(191,791)	22.23
Options outstanding - March 31, 2026	4,694,011	$14.41	8.39	78,511
Options vested and expected to vest - March 31, 2026	4,694,011	$14.41	8.39	78,511
Options exercisable - March 31, 2026	2,278,460	$8.86	7.61	$48,098

Additional information with regard to stock option activity involving employees and directors for the three months ended March 31, 2026 and 2025, is as follows (in thousands except per share amounts):

	March 31,
	2026	2025
Weighted-average grant date fair value per option of total options granted	$32.09	$8.39
Aggregate intrinsic value of stock options exercised	11,438	27

As of March 31, 2026, total unrecognized compensation cost related to the unvested stock option awards to employees, directors, and nonemployees is $40.7 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Summary of restricted stock unit activity

The fair values of RSUs are based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest in equal quarterly installments over four years from the grant date. The following table summarizes the Company's RSU activity for the three months ended March 31, 2026 (in thousands except share and per share amounts):

	Shares	Weighted- Average Grant Date Value per Share
RSUs outstanding - December 31, 2025	—	$—
Granted	182,937	38.69
Vested	(3,750)	39.07
Forfeited	(15,625)	39.07
RSUs outstanding - March 31, 2026	163,562	$38.61

As of March 31, 2026, total unrecognized stock compensation expense related to the unvested RSUs to employees is $6.5 million, which is expected to be recognized over a weighted average period of 3.8 years.

Stock-based compensation

During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development expense	$1,666	$834
General and administrative expense	3,818	1,005
Total	$5,484	$1,839

13.
defined contribution plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In the year ended December 31, 2025, the Company began contributing to the plan on behalf of its employees and made contributions of $0.1 million to the plan in each of the three months ended March 31, 2026 and 2025.

14.
Net loss per share attributable to common stockholders

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended March 31,
	2026	2025
Net loss and net loss attributable to common stockholders	$(23,517)	$(23,880)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.71)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	46,576,204	33,412,386

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

	March 31,
	2026	2025
Outstanding common stock options	4,694,011	4,297,410
Outstanding restricted stock units	163,562	—
Restricted stock related to early exercise of options to purchase common stock	174	8,145
Total	4,857,747	4,305,555

15.
Related Party transactions

In May 2026, the Company entered into a consulting agreement with Steven Hoerter, the executive chair of the Company's board of directors, to provide additional strategic advisory services to the Company. Mr. Hoerter will no longer be considered an independent director of the board per Nasdaq Listing Rules as of the effective date of the consulting agreement. In connection with the consulting agreement, Mr. Hoerter was awarded a grant of 74,249 nonqualified stock options and a grant of 11,938 restricted stock units.

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

The following table summarizes our significant segment expenses and segment net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Expenses:
Canvuparatide direct program expense	$8,106	$8,337
MBX 4291 direct program expense (1)	1,948	5,776
Imapextide direct program expense	921	1,806
Preclinical and other research and development direct expense (1)	1,273	1,209
Research and development overhead expense	6,226	5,277
Other segment items (2)	5,043	1,475
Net loss	$23,517	$23,880

(1) Prior period amounts for MBX 4291 have been reclassified to conform to current period presentation.

(2) Other segment items are primarily comprised of general and administrative expenses and interest and other income.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 7, 2026, the date the unaudited condensed financial statements were available to be issued, to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with our audited financial statements and the related notes for the year ended December 31, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operation, both of which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2026 (our "2025 Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report. You should carefully read the "Risk Factors" section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see "Special Note Regarding Forward-Looking Statements". Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our lead product candidate, canvuparatide (MBX 2109), is a parathyroid hormone ("PTH") peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism ("HP"). Leveraging our proprietary PEP™ platform, we designed canvuparatide to treat the underlying pathophysiology of HP by providing a continuous, infusion-like exposure to PTH, with convenient once-weekly administration. In a Phase 1 clinical trial, canvuparatide demonstrated a low ratio between the highest concentration of active drug observed after a dose and the concentration of active drug observed immediately prior to the next dose ("peak-to-trough ratio"). This result is consistent with a continuous, infusion-like profile, and an extended half-life, potentially enabling the first once-weekly PTH dosing regimen for patients with HP. Canvuparatide was generally well-tolerated with no drug-related severe or serious adverse effects. In a Phase 2 clinical trial of 64 patients with HP, canvuparatide achieved the primary endpoint with a statistically significant responder rate at Week 12 and further demonstrated positive six-month responder results from the open-label extension portion of the trial. All patients completed the 12-week trial, and canvuparatide was generally well-tolerated, with no treatment-related serious adverse events or discontinuations. We completed an End of Phase 2 meeting with the U.S. Food and Drug Administration ("FDA") and Scientific Advice with the European Medicines Agency in the first quarter of 2026. We also intend to present results from our Phase 2 clinical trial and report one-year follow-up data from our ongoing open-label extension study during the Endocrine Society’s ENDO 2026 annual meeting in June 2026; and initiate a Phase 3 clinical trial of canvuparatide in the third quarter of 2026.

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

Since our inception, we have devoted substantially all of our resources to drug discovery and development of our product candidates, canvuparatide, imapextide and MBX 4291, and other preclinical programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. In September 2024, we completed our initial public offering (the "IPO"), pursuant to which we issued and sold 11,730,000 shares of common stock (inclusive of 1,530,000 shares of commons stock sold pursuant to the underwriters' exercise of their option to purchase additional shares). The aggregate net proceeds received by us from the IPO were $170.5 million, after deducting underwriting discounts and commissions and other offering costs of $17.2 million. In September 2025, we completed an underwritten public offering (the "September 2025 Offering") of 11,108,055 shares of our common stock, which generated approximately $187.4 million in aggregate net proceeds, after deducting underwriting discounts and commissions and other offering costs of $12.5 million. In February 2026, we sold 2,250,986 shares of our common stock under our Open Market Sale AgreementSM with Jefferies, LLC (the "February 2026 ATM Offering"), which generated approximately $87.1 million in aggregate gross proceeds. We have historically funded our operations primarily from the issuance and sale of our common stock, convertible preferred stock and convertible notes, which have generated approximately $688.8 million in cumulative, aggregate gross proceeds to date. In March 2026, we filed an automatic shelf registration statement with the Securities and Exchange Commission (File No. 333-294237) and increased the amount available under the Open Market Sales AgreementSM with Jefferies, LLC (the "March 2026 Sales Agreement"), under which we may now, from time to time in one or more offerings, sell and issue shares of our common stock having an aggregate price of up to $250.0 million.

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $23.5 million and $23.9 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $248.0 million and $224.5 million as of March 31, 2026 and December 31, 2025, respectively.

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

We had cash, cash equivalents and marketable securities of $440.0 million and $373.7 million as of March 31, 2026 and December 31, 2025, respectively. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” herein and “Risk Factors—Risks related to financial position and need for capital” from Item 1A Risk Factors in our Annual Report.

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

On January 5, 2024, we and IURTC entered into a fourth amendment to the IURTC License Agreement (the "Fourth Amendment"). The Fourth Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Fourth Amendment, up to an aggregate of $9.0 million. Following the execution of the Fourth Amendment, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments total up to $9.3 million. In 2025, we paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial of MBX 4291. In the three months ended March 31, 2026, we triggered a $0.1 million milestone payment to IURTC following the completion of the end of Phase 2 meeting with the FDA related to the Phase 2 clinical trial of canvuparatide, which was included in accrued expenses in the condensed balance sheet as of March 31, 2026 and was paid in the second quarter of 2026. As of March 31, 2026, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $8.2 million.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Change
	2026	2025	$
Operating expenses:
Research and development	$18,474	$22,405	$(3,931)
General and administrative	8,791	4,124	4,668
Total operating expenses	27,265	26,529	737
Loss from operations	(27,265)	(26,529)	(737)
Other income
Interest and other income, net	3,748	2,649	1,099
Total other income, net	3,748	2,649	1,099
Net loss	$(23,517)	$(23,880)	$363

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three months ended March 31,		Change
	2026	2025	$
Direct research and development program expenses:
Canvuparatide (MBX 2109)	$8,106	$8,337	$(231)
MBX 4291 (1)	1,948	5,776	(3,828)
Imapextide (MBX 1416)	921	1,806	(885)
Preclinical and other (1)	1,273	1,209	64
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	5,728	3,965	1,763
Facility-related and other	498	1,312	(814)
Total research and development expense	$18,474	$22,405	$(3,931)

(1) Prior period amounts for MBX 4291 have been reclassified to conform to current period presentation.

Research and development expenses were $18.5 million for the three months ended March 31, 2026, as compared to $22.4 million for the three months ended March 31, 2025. The decrease of $3.9 million consisted of the following:

Direct research and development program expenses related to canvuparatide decreased by $0.2 million, primarily due to substantially all activity related to the conduct of the Phase 2 clinical trial being completed in 2025, offset by increased manufacturing in preparation for the Phase 3 clinical trial. Direct program expenses for MBX 4291 decreased by $3.8 million primarily due to the timing of preclinical studies and manufacturing activities, partially offset by the ongoing conduct of the Phase 1 clinical trial of MBX 4291. Direct program expenses related to imapextide decreased by $0.9 million, primarily due to the timing of preclinical studies as compared to the first quarter of 2025. Direct program expenses for preclinical and other programs increased by $0.1 million primarily due to pipeline candidate development activities. Personnel-related costs (including stock-based compensation), increased by $1.8 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other expenses, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development decreased by $0.8 million.

General and administrative expenses

General and administrative expenses were $8.8 million for the three months ended March 31, 2026, as compared to $4.1 million for the three months ended March 31, 2025. The increase of $4.7 million was primarily due to higher personnel-related costs (including stock-based compensation) resulting from continued expansion of our infrastructure to support growth in our operations and separation related costs.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $3.7 million for the three months ended March 31, 2026, as compared to $2.6 million for the three months ended March 31, 2025. The increase of $1.1 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to the September 2025 Offering and the February 2026 ATM Offering.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have historically funded our operations primarily through our IPO, the September 2025 Offering, the February 2026 ATM Offering, and sales of our convertible preferred stock and convertible notes, which have generated approximately $688.8 million in cumulative, aggregate gross proceeds. As of March 31, 2026 and December 31, 2025, we had $440.0 million and $262.1 million in cash, cash equivalents and marketable securities, respectively. We have not yet generated any revenue from product sales and do not expect to in the foreseeable future as our product candidates are in various phases of clinical and preclinical development.

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

We had $440.0 million and $262.1 million in cash, cash equivalents and marketable securities as of March 31, 2026 and December 31, 2025, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of the accompanying unaudited condensed financial statements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(20,208)	$(22,678)
Net cash (used in) provided by investing activities	(97,097)	3,226
Net cash provided by financing activities	87,435	4
Net decrease in cash and cash equivalents	$(29,870)	$(19,448)

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $20.2 million. This was primarily due to our net loss of $23.5 million, partially offset by non-cash charges of $5.0 million. Non-cash charges primarily consisted of $5.5 million of stock-based compensation expense and $0.1 million of depreciation expense related to our property and equipment, partially offset by $0.6 million of net amortization and accretion of marketable securities. The changes in our net operating assets and liabilities primarily consisted of a $0.9 million increase in accounts payable and accrued expenses primarily related to balances with CROs and CDMOs and a $0.7 million increase in our prepaid expenses and other current assets related to prepaid balances with CROs and CDMOs.

Net cash used in operating activities for the three months ended March 31, 2025 was $22.7 million. This was primarily due to our net loss of $23.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.6 million and non-cash charges of $0.6 million. The changes in our net operating assets and liabilities primarily consisted of a $1.6 million decrease in our prepaid expenses and other current assets related to prepaid balances with CROs, partially offset by a $1.0 million decrease in accounts payable and accrued expenses primarily related to balances with CDMOs. Non-cash charges primarily consisted of $1.8 million of stock-based compensation expense and $0.1 million of depreciation expense, partially offset by $1.3 million of net amortization and accretion of marketable securities.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was $97.1 million, which consisted of purchases of marketable securities of $154.2 million and purchases of property and equipment of $0.4 million, partially offset by maturities of marketable securities of $57.5 million.

Net cash provided by investing activities for the three months ended March 31, 2025 was $3.2 million, which consisted of maturities of marketable securities of $57.2 million and redemptions of marketable securities of $5.0 million, partially offset by purchases of marketable securities of $58.9 million.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $87.4 million, which consisted of proceeds of $85.4 million from the February 2026 ATM Offering, net of underwriting discounts and commissions and $2.4 million of proceeds from the exercise of common stock options, partially offset by payments totaling $0.4 million related to offering costs for the February 2026 ATM Offering.

Net cash provided by financing activities for the three months ended March 31, 2025 was immaterial.

Contractual obligations and commitments

Leases

We have entered into two separate lease agreements for corporate office space and laboratory space, with terms extending through December 2028 and December 2025, respectively. The lease for our corporate office space was amended in May 2025 as further discussed in Note 9 to our interim unaudited condensed financial statements included elsewhere in this Quarterly Report. As of March 31, 2026, our future remaining operating lease payments were $0.7 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date. As of December 31, 2025, our future remaining operating lease payments were $0.7 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date.

In February 2026, the Company entered into a lease agreement with 5 Burlington Woods, LLC to lease new office and laboratory space in Burlington, Massachusetts. The lease agreement provides an estimated lease commencement date of May 1, 2026, with the rent commencing five months from the lease commencement date. The lease term will be four years with a one-time option to extend the lease term for a period of three years. The option to extend was not considered reasonably certain as of the lease inception. The aggregate base rent over the four-year lease term is approximately $3.4 million. The Company is evaluating the new lease terms pursuant to ASC 842 and is still assessing the financial statement impact.

Refer to Note 9 in our interim unaudited condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

License agreement and other agreements

Under the IURTC License Agreement, we have payment obligations that are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and in some cases, we are required to make royalty payments in connection with the sales of products developed under those agreements. Although we could be required to make additional future milestone payments under the IURTC License Agreement, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional details regarding the IURTC License Agreement and related obligations, refer to Note 9 in our interim unaudited condensed financial statements included elsewhere in this Quarterly Report, and see the section herein titled “License agreement” included in our 2025 Annual Report.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in our 2025 Annual Report.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by nonaffiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by nonaffiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by nonaffiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our 2025 Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2025 Annual Report. Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described in our 2025 Annual Report together with all of the other information contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") and in the other documents that we file with the SEC, including our unaudited condensed financial statements and related notes appearing in this Quarterly Report, before deciding to invest in our common stock. If any of the events or developments described were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) During the three months ended March 31, 2026, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, except as follows:

Name	Title	Reporting Action	Plan Start Date	Plan End Date	Maximum number of Shares of Common Stock to be Sold	Intended to Satisfy Rule 10b5-1(c)?
Salomon Azoulay	Chief Medical Officer	Plan Adoption	January 27, 2026	June 30, 2026	70,003	Yes

Item 6. Exhibits.

Exhibit Number	Description
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

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281764) filed with the SEC on September 9, 2024).
10.1#*	Consulting Agreement between MBX Biosciences, Inc. and Steven L. Hoerter dated May 1, 2026.
10.2#*	Non-Employee Director Compensation Policy, as amended.
10.3#	2026 Inducement Plan and form of award agreement thereunder (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2026.
10.4#

Separation Agreement between the Registrant and Rick Bartram, Chief Financial Officer, to be in effect on March 15, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.5#

Consulting Agreement between MBX Biosciences, Inc. and Richard Bartram dated February 25, 2026 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.6#

Employment Agreement between the Registrant and John Smither, Interim Chief Financial Officer, to be in effect March 16, 2026 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.7†

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

MBX Biosciences, Inc.

Date: May 7, 2026	By:	/s/ P. Kent Hawryluk
P. Kent Hawryluk
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ John Smither
John Smither
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)