Form 10-Q
period 2026-06-30
MBX Biosciences, Inc.
filed 2026-08-06
CIK 1776111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 48,160,096 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MBX BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,124	$75,289
Marketable securities	364,457	298,416
Prepaid expenses and other current assets	9,281	7,834
Total current assets	427,862	381,539
Property and equipment, net	4,663	2,735
Right-of-use assets	2,759	487
Other assets	625	383
Total assets	$435,909	$385,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,356	$2,977
Accrued expenses	18,673	12,346
Operating lease liabilities, current	631	172
Total current liabilities	23,660	15,495
Share repurchase liability	—	2
Operating lease liabilities, net of current	2,710	424
Total liabilities	26,370	15,921
Commitments and contingencies (Note 9)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized and zero issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized and 47,949,804 issued and outstanding as of June 30, 2026 and 500,000,000 shares authorized and 44,927,953 issued and outstanding as of December 31, 2025	6	6
Additional paid-in-capital	695,843	593,407
Accumulated deficit	(285,088)	(224,476)
Accumulated other comprehensive (loss) income	(1,222)	286
Total stockholders’ equity	409,539	369,223
Total liabilities and stockholders’ equity	$435,909	$385,144

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$30,985	$17,724	$49,459	$40,130
General and administrative	9,946	4,081	18,737	8,204
Total operating expenses	40,931	21,805	68,196	48,334
Loss from operations	(40,931)	(21,805)	(68,196)	(48,334)
Interest and other income, net	3,836	2,394	7,584	5,043
Net loss	$(37,095)	$(19,411)	$(60,612)	$(43,291)
Unrealized loss on marketable securities	(616)	(42)	(1,508)	(44)
Total other comprehensive loss	(616)	(42)	(1,508)	(44)
Total comprehensive loss	$(37,711)	$(19,453)	$(62,120)	$(43,335)
Net loss attributable to common stockholders	$(37,095)	$(19,411)	$(60,612)	$(43,291)
Net loss per common share, basic and diluted	$(0.78)	$(0.58)	$(1.29)	$(1.30)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	47,696,363	33,446,385	47,139,378	33,429,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND CONVERTIBLE PREFERRED STOCK

(Unaudited - in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 1, 2026	44,927,953	$6	$593,407	$(224,476)	$286	$369,223
Issuance of common stock from at-the-market offering, net of issuance costs	2,250,986	—	$85,016	—	—	85,016
Issuance of common stock upon exercise of stock options	387,775	—	2,442	—	—	2,442
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—
Stock-based compensation expense	—	—	5,484	—	—	5,484
Net loss	—	—	—	(23,517)	—	(23,517)
Other comprehensive loss	—	—	—	—	(892)	(892)
Balance at March 31, 2026	47,570,464	6	686,349	(247,993)	(606)	437,756
Issuance of common stock upon exercise of stock options	359,086	—	3,176	—	—	3,176
Issuance of common stock upon vesting of restricted stock units	10,032	—	—	—	—	—
Issuance of common stock upon purchases related to ESPP	10,222	—	254	—	—	254
Stock-based compensation expense	—	—	6,064	—	—	6,064
Net loss	—	—	—	(37,095)	—	(37,095)
Other comprehensive loss	—	—	—	—	(616)	(616)
Balance at June 30, 2026	47,949,804	6	695,843	(285,088)	(1,222)	409,539

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at January 1, 2025	33,421,525	$5	$394,887	$(137,505)	$55	$257,442
Issuance of common stock upon exercise of stock options	3,019	—	4	—	—	4
Repurchase of restricted stock due to early exercised unvested stock options	(173)	—	19	—	—	19
Stock-based compensation expense	—	—	1,839	—	—	1,839
Net loss	—	—	—	(23,880)	—	(23,880)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at March 31, 2025	33,424,371	5	396,749	(161,385)	53	235,422
Issuance of common stock upon exercise of stock options	167,855	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	1,937	—	—	1,937
Net loss	—	—	—	(19,411)	—	(19,411)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance at June 30, 2025	33,592,226	5	400,019	(180,796)	11	219,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(60,612)	$(43,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,548	3,776
Non cash operating lease expense	154	69
Accretion and amortization of marketable securities, net	(1,000)	(2,322)
Depreciation expense	143	138
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(467)	853
Accounts payable	745	447
Accrued expenses	6,340	305
Other assets	—	(566)
Operating lease right-of-use assets	(2,426)	—
Operating lease liabilities	2,745	479
Net cash used in operating activities	(42,830)	(40,112)
Cash flows from investing activities:
Purchases of property and equipment	(1,338)	(737)
Purchases of marketable securities	(208,049)	(106,323)
Maturities of marketable securities	141,500	130,272
Call redemptions of marketable securities	—	6,000
Net cash (used in) provided by investing activities	(67,887)	29,212
Cash flows from financing activities:
Proceeds from at-the-market offering, net of underwriting discounts and commissions	85,371	—
Proceeds from exercise of common stock options	4,636	1,330
Proceeds from ESPP purchases	254	—
Payments related to offering costs	(505)	—
Net cash provided by financing activities	89,756	1,330
Net decrease in cash and cash equivalents	(20,961)	(9,570)
Cash, cash equivalents and restricted cash, beginning of period	75,289	49,351
Cash, cash equivalents and restricted cash, end of period	$54,328	$39,781
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$1	$27
Property and equipment in accounts payable and accrued expenses	733	7
Tenant allowance leasehold improvement included in operating lease right-of-use asset	341	65
Proceeds from exercise of common stock options included in accounts receivable	980	—
Deferred public offering costs included in accounts payable and accrued expenses	15	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MBX BIOSCIENCES, INC.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

1.
NATURE OF BUSINESS AND Liquidity

MBX Biosciences, Inc. (“MBX” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of novel precision peptide therapies for the treatment of endocrine and metabolic disorders. The Company is advancing a pipeline of novel candidates for endocrine and metabolic disorders. The Company was organized in August 2018 in Indiana as a Limited Liability Company and converted to a C corporation in the state of Delaware in April 2019. The Company maintains its corporate offices in Carmel, Indiana, as well as lab and supplemental office space in Burlington, Massachusetts.

Since inception, the Company has devoted substantially all of its resources to drug discovery and development of its product candidates canvuparatide (MBX 2109), imapextide (MBX 1416), MBX 4291, and other preclinical programs, building an intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has historically funded its operations primarily through the issuance and sale of our common stock, including through our initial public offering (the "IPO"), convertible preferred stock and convertible notes, which generated approximately $401.8 million in aggregate gross proceeds. In September 2025, the Company also completed an underwritten public offering (the "September 2025 Offering") of 11,108,055 shares of its common stock, which generated approximately $199.9 million in aggregate gross proceeds. In February 2026, the Company sold 2,250,986 shares of its common stock under its Open Market Sale AgreementSM with Jefferies, LLC (the "February 2026 ATM Offering"), which generated approximately $87.1 million in aggregate gross proceeds, resulting in $688.8 million in cumulative, aggregate gross proceeds from those sales of common stock. In March 2026, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission (File No. 333-294237) and increased the amount available under the Open Market Sale AgreementSM with Jefferies, LLC (the "March 2026 Sales Agreement"), under which the Company may now, from time to time in one or more offerings, sell and issue shares of its common stock having an aggregate price of up to $250.0 million.

Liquidity

From inception and through June 30, 2026, the Company has devoted substantially all of its efforts to drug discovery and development. The Company has a limited operating history, has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. The Company incurred net losses of $60.6 million and $87.0 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. As of June 30, 2026, the Company has an accumulated deficit of $285.1 million and cash, cash equivalents and marketable securities of $418.6 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these condensed financial statements.

Basis of presentation

The accompanying unaudited condensed financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K as filed with the SEC on March 12, 2026 ("2025 Annual Report").

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the "Notes to Financial Statements" in the audited financial statements for the year ended December 31, 2025 and notes thereto, included in the 2025 Annual Report, except as noted below.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper. The Company maintains certain cash balances that are legally or contractually restricted as to withdrawal or use. These balances are classified as restricted cash and are included in prepaid expenses and other current assets or other assets in the accompanying balance sheets, depending on the nature and timing of the restrictions. The Company's restricted cash relates to amounts held under a letter of credit in connection with a lease agreement. As of June 30, 2026, $0.2 million of restricted cash is included in other assets in the accompanying June 30, 2026 balance sheet. The Company did not have any restricted cash balances at December 31, 2025.

For purposes of the condensed statements of cash flows, cash, cash equivalents and restricted cash are included in the beginning of period and end of period total cash, cash equivalents and restricted cash balances.

Deferred offering costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the March 2026 Sales Agreement, the February 2026 ATM Offering and the September 2025 Offering. The deferred offering costs related to the February 2026 ATM Offering and the September 2025 Offering were each offset against the February 2026 ATM Offering proceeds and the September 2025 Offering proceeds, respectively, upon the consummation of the applicable offerings. As of June 30, 2026, $0.4 million of deferred offering costs are included in other assets in the accompanying June 30, 2026 balance sheet, of which less than $0.1 million are included in accounts payable and accrued expenses. As of December 31, 2025, the Company had $0.3 million of deferred offering costs included in other assets, of which $0.1 million were included in accounts payable and accrued expenses, in the accompanying balance sheets.

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

3.
FAIR VALUE Measurements

The following table presents information about the Company’s financial instruments as of June 30, 2026 and December 31, 2025, that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$50,017	$50,017	$—	$—
Marketable securities	364,457	354,231	10,226	—
Total financial assets measured at fair value	$414,474	$404,248	$10,226	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$61,646	$61,646	$—	$—
Marketable securities (cash equivalents)	12,466	12,466	—	—
Marketable securities	298,416	287,443	10,973	—
Total financial assets measured at fair value	$372,528	$361,555	$10,973	$—

4.
Marketable Securities

The fair value of the Company’s marketable securities as of June 30, 2026 and December 31, 2025 is based on Level 1 and Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the fair value hierarchy during each of the six months ended June 30, 2026 and 2025. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities, and views all investments as available for use in its current operations. The Company has therefore classified all securities as current, even if it does not necessarily intend to dispose of the securities in the following year. Securities are carried at fair value with the unrealized (losses) gains reported in other comprehensive (loss) income.

As of June 30, 2026 and December 31, 2025, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

		June 30, 2026
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Marketable securities	365,679	6	(1,228)	364,457
Total		$365,679	$6	$(1,228)	$364,457

		December 31, 2025
	Balance Sheet Classification	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Government and agency securities	Marketable securities	298,131	286	(1)	298,416
Total		$298,131	$286	$(1)	$298,416

The fair values of available-for-sale debt securities as of June 30, 2026, by contractual maturity, are summarized as follows (in thousands):

June 30, 2026
Due in one year or less	$234,351
Due after one year	130,106
Total	$364,457

5.
PREPAID EXPENSES and Other Current assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid research and development expenses	$5,074	$4,853
Interest receivable	3,043	2,120
Other current assets	1,164	861
Total prepaid and other current assets	$9,281	$7,834

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$557	$303
Computer equipment and software	81	81
Equipment	1,610	885
Leasehold improvements	677	520
Construction in progress	2,551	1,616
Total property and equipment	5,476	3,405
Less accumulated depreciation	(813)	(670)
Property and equipment, net	$4,663	$2,735

Depreciation expense was $0.1 million for each of the three and six months ended June 30, 2026 and 2025, respectively.

7.
ACCRUED Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and benefits	$4,615	$4,321
Research and development expenses	13,257	7,404
Other	801	621
Total accrued expenses	$18,673	$12,346

8.
Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Security deposits	42	42
Deferred offering costs	378	341
Restricted cash	205	—
Total other assets	$625	$383

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

In February 2026, the Company entered into an operating lease agreement with 5 Burlington Woods, LLC to lease new office and laboratory space in Burlington, Massachusetts ("Burlington Lease"). The lease commenced effective April 14, 2026, with the rent commencing five months from the lease commencement date, which will be September 14, 2026 ("rent commencement date"). The lease term is four years from the rent commencement date, with a one-time option to extend the lease term for a period of three years. The option to extend was not considered reasonably certain as of the lease inception. The aggregate base rent over the four-year lease term is approximately $3.4 million.

The Company has no other operating or finance leases as of June 30, 2026 or December 31, 2025.

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

Pursuant to ASC 842, the Company evaluated the Burlington Lease Agreement and recorded a $2.8 million lease liability and $2.4 million right-of-use asset on its balance sheet as of June 30, 2026.

The future minimum rent payments relating to the Carmel Lease and Burlington Lease under the terms and conditions existing as of June 30, 2026, are summarized as follows (in thousands):

(in thousands)	Amount
2026	$387
2027	1,061
2028	1,092
2029	877
2030	596
Total lease payments	4,013
Less: imputed interest	(672)
Present value of lease liabilities	$3,341

The Company incurred $0.2 million and $0.1 million of rent expense for the three months ended June 30, 2026 and 2025, respectively. The Company incurred $0.3 million and $0.1 million of rent expense for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the operating lease terms and discount rates for the Carmel Lease and the Burlington Lease as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	3.9	3.0
Weighted-average discount rate	9.1%	11.0%

Cash paid for amounts included in the measurement of the Company’s operating lease liability was less than $0.1 million for each of the three and six months ended June 30, 2026 and 2025.

The following table sets forth the amount of right-of-use assets and lease liabilities included on the Company’s balance sheet as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Right-of use assets	$2,759	$487
Operating lease liabilities, current	631	172
Operating lease liabilities, net of current	2,710	424

License agreement

In January 2024, the Company entered into an amendment (the "Amendment") for the Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) (the “License Agreement”), to license certain intellectual property arising under the Master Research Agreement with The Trustees of Indiana University (the "Research Agreement"). The Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Amendment, up to an aggregate of $9.0 million. Following the execution of the Amendment, future remaining clinical and regulatory milestone payments in the License Agreement and all amendments totaled up to $9.3 million. In the year ended December 31, 2025, the Company paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial MBX 4291. In March 2026, the Company triggered a $0.1 million milestone payment to IURTC following the completion of the end of Phase 2 meeting with the FDA related to the Phase 2 clinical trial of canvuparatide, which was paid in April 2026. This constituted the total license fees paid during the three and six months ended June 30, 2026. In consideration for the license, the Company paid no license fees to IURTC during the three and six months ended June 30, 2025.

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

The Company had no shares of convertible preferred stock outstanding at June 30, 2026 or December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, there were 47,949,804 and 44,927,953 shares of common stock issued and outstanding, respectively. As of June 30, 2026, there were no shares of restricted stock related to the unvested portion of early exercised common stock options included in shares of common stock issued and outstanding. Shares of common stock issued and outstanding as of December 31, 2025 included 694 shares of restricted stock related to the unvested portion of early exercised common stock options. These were included in shares of common stock as they were considered to be legally outstanding as of December 31, 2025. These shares were subject to the Company’s option to repurchase and were not transferable until such time as they are fully vested.

Common stock reserved

The number of shares of common stock that have been reserved for future issuance in connection with outstanding stock options and restricted stock units ("RSUs") granted under the Company's 2019 Stock Option and Grant Plan (the "2019 Plan"), the 2024 Stock Option and Incentive Plan (the "2024 Plan"), the 2026 Inducement Plan (the "2026 Plan"), and shares reserved for issuance under the 2024 Plan and 2026 Plan and shares reserved for issuance under the 2024 ESPP as of June 30, 2026 and December 31, 2025, are as follows:

	June 30,	December 31,
	2026	2025
Outstanding common stock options	4,851,206	4,558,399
Outstanding restricted stock units	162,493	—
Shares reserved for issuance under equity incentive plans	4,750,451	2,819,997
Shares reserved for issuance under 2024 ESPP	1,062,708	623,651
Total	10,826,858	8,002,047

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

As of the date the 2024 Plan became effective, there will be no further awards granted under the 2019 Plan, but all outstanding awards under the 2019 Plan will continue to be governed by their existing terms. 1,820,649 stock options to purchase common stock were outstanding under the 2019 Plan as of June 30, 2026.

2024 Stock Option and Incentive Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in September 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2024 Plan provides for the grant of incentive stock options, stock options, stock appreciation rights, restricted shares of common stock, RSUs, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2024 Plan was 3,065,000 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent (5%) of the sum of the outstanding number of shares of common stock and the numbers of shares of common stock issuable pursuant to the exercise of any outstanding warrants to acquire common stock for a nominal exercise price on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of June 30, 2026, 2,740,557 stock options to purchase common stock and 162,493 RSUs were outstanding under the 2024 Plan, and 4,140,451 shares remained available for future grant under the 2024 Plan. The shares available for issuance under the 2024 Plan may be authorized but unissued shares or shares reacquired by the Company.

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

2024 Employee Stock Purchase Plan

In August 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in September 2024. A total of 289,436 shares of common stock were initially reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter, by the least of (i) 578,872 shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. During the six months ended June 30, 2026, the Company recognized $0.2 million of expense related to the 2024 ESPP. As of June 30, 2026, 1,062,708 shares remained available for issuance under the 2024 ESPP. 10,222 shares were issued under the 2024 ESPP during the three and six months ended June 30, 2026. No shares were issued under the 2024 ESPP during the three and six months ended June 30, 2025.

2026 Inducement Plan

In March 2026, the Company's board of directors adopted and approved the 2026 Plan. The 2026 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The 2026 Plan provides for the grant of nonqualified stock options, stock options, stock appreciation rights, restricted shares of common stock, RSUs, dividend equivalent rights and cash bonuses. The number of shares initially reserved for issuance under the 2026 Plan is 130,000 shares. Also, in March 2026, the Company's board of directors approved an increase to the shares reserved under the 2026 Plan to 900,000. The number of shares reserved under the 2026 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of June 30, 2026, 610,000 shares remained available for issuance under the 2026 Plan. 290,000 stock options to purchase common stock were outstanding under the 2026 Plan as of June 30, 2026.

Stock option valuation

The determination of the grant date fair value of stock-based awards granted to employees, directors and nonemployees during the six months ended June 30, 2026 and 2025, was estimated using the Black-Scholes option-pricing model and was calculated based on the following assumptions.

Six months ended June 30,
	2026	2025
Fair value of common stock	$29.78 - $43.14	$6.00 - $18.25
Dividend yield	—%	—%
Volatility	104.3% - 106.7%	93.7% - 97.5%
Risk-free interest rate	3.71% - 4.24%	3.88% - 4.42%
Expected term (years)	5.07 - 6.08	5.50 - 6.08

Summary of option activity

The Company’s stock option activity regarding employees, directors, and nonemployees for the six months ended June 30, 2026, is summarized as follows (in thousands except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate intrinsic value
Options outstanding - December 31, 2025	4,558,399	$10.46	8.33	$97,751
Granted	1,271,487	35.36
Exercised	(746,861)	7.52
Forfeited	(231,768)	21.01
Expired	(51)	39.07
Options outstanding - June 30, 2026	4,851,206	$16.72	8.21	$186,698
Options vested and expected to vest - June 30, 2026	4,851,206	$16.72	8.21	$186,698
Options exercisable - June 30, 2026	2,298,505	$10.10	7.25	$103,670

Additional information with regard to stock option activity involving employees and directors for the six months ended June 30, 2026 and 2025, is as follows (in thousands except per share amounts):

	June 30,
	2026	2025
Weighted-average grant date fair value per option of total options granted	$28.18	$8.09
Aggregate intrinsic value of stock options exercised	22,614	546

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock option awards to employees, directors, and nonemployees is $47.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Summary of restricted stock unit activity

The fair values of RSUs are based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest in equal quarterly installments over four years from the grant date. The following table summarizes the Company's RSU activity for the six months ended June 30, 2026 (in thousands except share and per share amounts):

	Shares	Weighted- Average Grant Date Value per Share
RSUs outstanding - December 31, 2025	—	$—
Granted	194,875	38.14
Vested	(13,782)	38.75
Forfeited	(18,600)	39.07
RSUs outstanding - June 30, 2026	162,493	$37.98

As of June 30, 2026, total unrecognized stock compensation expense related to the unvested RSUs to employees is $6.5 million, which is expected to be recognized over a weighted average period of 3.6 years.

Stock-based compensation

During the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development expense	$2,128	$770	$3,794	$1,604
General and administrative expense	3,936	1,167	7,754	2,172
Total	$6,064	$1,937	$11,548	$3,776

13.
defined contribution plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In the year ended December 31, 2025, the Company began contributing to the plan on behalf of its employees and made contributions of $0.1 million and $0.2 million to the plan in the three and six months ended June 30, 2026, respectively. In each of the three and six months ended June 30, 2025, the Company made contributions of $0.1 million to the plan.

14.
Net loss per share attributable to common stockholders

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss and net loss attributable to common stockholders	$(37,095)	$(19,411)	$(60,612)	$(43,291)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.58)	$(1.29)	$(1.30)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	47,696,363	33,446,385	47,139,378	33,429,479

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

	June 30,
	2026	2025
Outstanding common stock options	4,851,206	4,297,410
Outstanding restricted stock units	162,493	—
Restricted stock related to early exercise of options to purchase common stock	—	8,145
Total	5,013,699	4,305,555

15.
Related Party transactions

In May 2026, the Company entered into a consulting agreement with Steven Hoerter, the executive chair of the Company's board of directors, to provide additional strategic advisory services to the Company. Mr. Hoerter was no longer considered an independent director of the board per Nasdaq Listing Rules as of the effective date of the consulting agreement. In connection with the consulting agreement, Mr. Hoerter was awarded a grant of 74,249 nonqualified stock options and a grant of 11,938 restricted stock units. In July 2026, the Board appointed Mr. Hoerter to serve as the Company's President and Chief Executive Officer ("CEO") and principal executive officer of the Company, as further described in Note 17. The consulting agreement with Mr. Hoerter was terminated effective as of his appointment as President and CEO.

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

The following table summarizes our significant segment expenses and segment net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Expenses:
Canvuparatide direct program expense	$13,943	$8,923	$22,049	$17,260
MBX 4291 direct program expense	7,061	2,547	9,009	8,322
Imapextide direct program expense	1,026	987	1,947	2,793
Preclinical and other research and development direct expense	1,602	1,641	2,875	2,850
Research and development overhead expense	7,353	3,626	13,579	8,905
Other segment items (1)	6,110	1,687	11,153	3,161
Net loss	$37,095	$19,411	$60,612	$43,291

(1) Other segment items are primarily comprised of general and administrative expenses and interest and other income.

17. SUBSEQUENT EVENTS

On July 9, 2026, the Company announced Kent P. Hawryluk's departure from his role as the Company's chief executive officer and a member of the Company's board of directors effective July 13, 2026. Mr. Hawryluk will assist the Board and the Company’s new CEO with the transition and will provide strategic advisory services through August 16, 2026 under the terms of a consulting agreement entered into with the Company that became effective upon Mr. Hawryluk’s separation from the Company. Mr. Hawryluk’s departure is not due to a dispute or disagreement with the Company or the Company’s auditors.

Pursuant to the terms of Mr. Hawryluk's separation agreement, certain outstanding equity awards will continue to vest following termination and certain awards will be accelerated. Based on a preliminary assessment of the terms of the separation agreement, the Company expects to recognize stock-based compensation expense ranging from approximately $15 million to $20 million during the third quarter of 2026. The Company is continuing to evaluate the accounting implications of the terms of the separation agreement, and the ultimate amount recognized may differ materially from these preliminary estimates. No amounts associated with the separation agreement have been reflected in the accompanying financial statements because the termination occurred after June 30, 2026.

On July 9, 2026, the Board appointed Steven Hoerter as President and CEO and principal executive officer of the Company, effective as of July 13, 2026.

On July 9, 2026, the Board appointed John Smither as Chief Financial Officer and principal financial officer and principal accounting officer of the Company, effective as of July 13, 2026.

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

Our lead product candidate, canvuparatide (MBX 2109), is a parathyroid hormone peptide prodrug that is designed as a potential long-acting hormone replacement therapy for the treatment of chronic hypoparathyroidism. We completed an End of Phase 2 meeting with the U.S. Food and Drug Administration ("FDA") and Scientific Advice with the European Medicines Agency in the first quarter of 2026. In June 2026, we presented results from our Phase 2 clinical trial and reported one-year follow-up data from our ongoing open-label extension study during the Endocrine Society’s ENDO 2026 annual meeting. [We plan to initiate a Phase 3 clinical trial of canvuparatide in the third quarter of 2026]. Our lead obesity product candidate, MBX 4291, is designed to be a long-acting and highly potent glucagon-like peptide 1 ("GLP-1") / glucose-dependent insulinotropic polypeptide ("GIP") co-agonist prodrug with the goal of potential once-monthly dosing frequency and improved efficacy and tolerability relative to existing standards of care. We are conducting a randomized, double-blind, placebo controlled Phase 1 clinical trial designed to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics of SAD and MAD doses in adults with obesity. Results from the first cohort of the 12-week MAD portion of the Phase 1 clinical trial are expected in the fourth quarter of 2026. We have also announced the nomination of our two prodrug development candidates for the treatment of obesity, MBX 5765 and MBX 6180, each enabled by our PEP™ platform. MBX 5765 combines GLP-1, GIP, glucagon ("GCG") and dual amylin and calcitonin receptor agonists ("DACRA") activity in a single construct. MBX 6180 combines GLP-1, GIP and GCG receptor agonist activity in a single construct. We expect to present preclinical data from MBX 6180 at a scientific meeting in the fourth quarter of 2026. IND-enabling studies for both development candidates are ongoing. Our candidate imapextide (MBX 1416) was designed to be a long-acting GLP-1 receptor antagonist as a potential therapy for post-bariatric hypoglycemia, a chronic complication of bariatric surgery. In May 2026, we announced that once-weekly imapextide achieved proof of concept in PBH based on preliminary results from our Phase 2a STEADI™ trial. Given our growing number of novel peptide-based drug candidates and our expanding obesity pipeline, we will not be committing further investment toward a Phase 2b clinical trial of imapextide.

Since our inception, we have devoted substantially all of our resources to drug discovery and development of our product candidates, canvuparatide, imapextide, MBX 4291 and other preclinical programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. In September 2024, we completed our initial public offering (the "IPO"), pursuant to which we issued and sold 11,730,000 shares of common stock (inclusive of 1,530,000 shares of commons stock sold pursuant to the underwriters' exercise of their option to purchase additional shares). The aggregate net proceeds received by us from the IPO were $170.5 million, after deducting underwriting discounts and commissions and other offering costs of $17.2 million. In September 2025, we completed an underwritten public offering (the "September 2025 Offering") of 11,108,055 shares of our common stock, which generated approximately $187.4 million in aggregate net proceeds, after deducting underwriting discounts and commissions and other offering costs of $12.5 million. In February 2026, we sold 2,250,986 shares of our common stock under our Open Market Sale AgreementSM with Jefferies, LLC (the "February 2026 ATM

Offering"), which generated approximately $87.1 million in aggregate gross proceeds. We have historically funded our operations primarily from the issuance and sale of our common stock, convertible preferred stock and convertible notes, which have generated approximately $688.8 million in cumulative, aggregate gross proceeds to date. In March 2026, we filed an automatic shelf registration statement with the Securities and Exchange Commission (File No. 333-294237) and increased the amount available under the Open Market Sales AgreementSM with Jefferies, LLC (the "March 2026 Sales Agreement"), under which we may now, from time to time in one or more offerings, sell and issue shares of our common stock having an aggregate price of up to $250.0 million.

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $60.6 million and $43.3 million for the six months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $285.1 million and $224.5 million as of June 30, 2026 and December 31, 2025, respectively.

We anticipate that our expenses and operating losses will increase substantially for the foreseeable future as we:

•
advance the development of our lead product candidates, canvuparatide, MBX 4291, MBX 5765 and MBX 6180, and future product candidates;
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

We had cash, cash equivalents and marketable securities of $418.6 million and $373.7 million as of June 30, 2026 and December 31, 2025, respectively. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” herein and “Risk Factors—Risks related to financial position and need for capital” from Item 1A Risk Factors in our Annual Report.

License agreement

Below is a summary of the key terms for our license agreement.

Indiana University Research And Technology Corporation Exclusive License Agreement

In June 2020, we entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation ("IURTC"), a non-profit corporation organized under the laws of the State of Indiana, represented by The Trustees of Indiana University ("IU"), pursuant to which we have been granted an exclusive, royalty-bearing license to certain IURTC patent rights ("the Licensed Intellectual Property") developed by Dr. DiMarchi and other collaborators to further scientific research, for new product development, and for other applications in public interest, such license, the IURTC License Agreement. In particular, we have been granted an exclusive, royalty-bearing license to make, have made, use, have used, offer to sell, have offered for sale, sell, have sold, import and have imported products that are covered by the Licensed Intellectual Property ("Licensed Products"), with the right to sublicense to third parties. IURTC and IU have retained the right to (i) practice and use the Licensed Intellectual Property for non-commercial educational, research, and patient care and treatment purposes, and (ii) permit other non-profit and academic entities to practice and use the Licensed Intellectual Property for the same non-commercial purposes. Under the IURTC License Agreement, we agreed to use commercially reasonable efforts to develop, promote and sell Licensed Products in accordance with the IURTC License Agreement and any applicable laws. The IURTC License Agreement leverages IURTC’s expertise in peptide therapies as well as our scientific, clinical, and regulatory capabilities to accelerate the development of peptide treatments for people with endocrine and metabolic disorders. Canvuparatide (MBX 2109), imapextide (MBX 1416), MBX 4291, MBX 5765 and MBX 6180 are Licensed Products under the IURTC License Agreement. Any future product candidates developed pursuant to our sponsored research agreement with IU or otherwise covered by the Licensed Intellectual Property may be subject to the IURTC License Agreement.

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

On January 5, 2024, we and IURTC entered into a fourth amendment to the IURTC License Agreement (the "Fourth Amendment"). The Fourth Amendment specifies IURTC is entitled to the receipt of additional clinical and regulatory milestones, as defined in the Fourth Amendment, up to an aggregate of $9.0 million. Following the execution of the Fourth Amendment, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments total up to $9.3 million. In 2025, we paid a $1.0 million milestone payment to IURTC related to the initiation of the Phase 1 clinical trial of MBX 4291. In the first quarter of 2026, we triggered a $0.1 million milestone payment to IURTC following the completion of the end of Phase 2 meeting with the FDA related to the Phase 2 clinical trial of canvuparatide, which was paid in the second quarter of 2026. As of June 30, 2026, future remaining clinical and regulatory milestone payments in the IURTC License Agreement and all amendments totaled up to $8.2 million.

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Change
	2026	2025	$
Operating expenses:
Research and development	$30,985	$17,724	$13,261
General and administrative	9,946	4,081	5,866
Total operating expenses	40,931	21,805	19,127
Loss from operations	(40,931)	(21,805)	(19,127)
Other income
Interest and other income, net	3,836	2,394	1,442
Total other income, net	3,836	2,394	1,442
Net loss	$(37,095)	$(19,411)	$(17,684)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three months ended June 30,		Change
	2026	2025	$
Direct research and development program expenses:
Canvuparatide (MBX 2109)	$13,943	$8,923	$5,020
MBX 4291	7,061	2,547	4,514
Imapextide (MBX 1416)	1,026	987	39
Preclinical and other	1,602	1,641	(39)
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	6,695	3,336	3,359
Facility-related and other	658	290	368
Total research and development expense	$30,985	$17,724	$13,261

Research and development expenses were $31.0 million for the three months ended June 30, 2026, as compared to $17.7 million for the three months ended June 30, 2025. The increase of $13.3 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $5.0 million, primarily due to clinical start-up activity for the Phase 3 clinical trial, clinical supply manufacturing to support the Phase 3 clinical trial and the ongoing Phase 2 open-label extension clinical trial. Direct program expenses for MBX 4291 increased by $4.5 million primarily due to ongoing conduct of the Phase 1 clinical trial. Direct program expenses for imapextide and preclinical and other programs remained relatively unchanged. Personnel-related costs (including stock-based compensation) increased by $3.4 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other expenses, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development increased by $0.4 million.

General and administrative expenses

General and administrative expenses were $9.9 million for the three months ended June 30, 2026, as compared to $4.1 million for the three months ended June 30, 2025. The increase of $5.9 million was primarily due to higher personnel-related costs (including stock-based compensation) resulting from continued expansion of both our executive leadership team and general infrastructure to support growth in our operations.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $3.8 million for the three months ended June 30, 2026, as compared to $2.4 million for the three months ended June 30, 2025. The increase of $1.4 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to the September 2025 Offering and the February 2026 ATM Offering.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,		Change
	2026	2025	$
Operating expenses:
Research and development	$49,459	$40,130	$9,329
General and administrative	18,737	8,204	10,533
Total operating expenses	68,196	48,334	19,863
Loss from operations	(68,196)	(48,334)	(19,862)
Other income
Interest and other income, net	7,584	5,043	2,541
Total other income, net	7,584	5,043	2,541
Net loss	$(60,612)	$(43,291)	$(17,321)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six months ended June 30,		Change
	2026	2025	$
Direct research and development program expenses:
Canvuparatide (MBX 2109)	$22,049	$17,260	$4,789
MBX 4291	9,009	8,322	687
Imapextide (MBX 1416)	1,947	2,793	(846)
Preclinical and other	2,875	2,850	25
Indirect research and development costs:
Personnel related costs (including stock-based compensation)	12,423	7,301	5,122
Facility-related and other	1,156	1,604	(448)
Total research and development expense	$49,459	$40,130	$9,329

Research and development expenses were $49.5 million for the six months ended June 30, 2026 as compared to $40.1 million for the six months ended June 30, 2025. The increase of $9.3 million consisted of the following:

Direct research and development program expenses related to canvuparatide increased by $4.8 million, primarily due to clinical start-up activity for the Phase 3 clinical trial, manufacturing to support the Phase 3 clinical trial and the ongoing Phase 2 open-label extension clinical trial. Direct program expenses for MBX 4291 increased by $0.7 million primarily due to ongoing conduct of the Phase 1 clinical trial, offset by a decrease in manufacturing costs and preclinical study related expense incurred in the first half of 2025. Direct program expenses for imapextide decreased by $0.8 million primarily due to the Phase 2a STEADI™ clinical trial completing at the beginning of the second quarter of 2026 and the decision to commit no further investment to the program. Direct program expenses for preclinical and other programs remained relatively unchanged. Personnel-related costs (including stock-based compensation) increased by $5.1 million, primarily due to increased headcount and stock-based compensation expense. Facility-related and other expenses, which include allocated overhead, including rent, repairs and maintenance costs, common facilities and information technology-related expenses allocated to research and development decreased by $0.4 million.

General and administrative expenses

General and administrative expenses were $18.7 million for the six months ended June 30, 2026, as compared to $8.2 million for the six months ended June 30, 2025. The increase of $10.5 million was primarily due to higher personnel-related costs (including stock-based compensation) resulting from continued expansion of both our executive leadership team and general infrastructure to support growth in our operations and separation related costs.

Interest and other income, net

Interest and other income, net, which includes interest income and amortization of premiums and discounts on our investments in marketable securities, were $7.6 million for the six months ended June 30, 2026, as compared to $5.0 million for the six months ended June 30, 2025. The increase of $2.5 million was due to increased interest on our cash, cash equivalents and marketable securities, which increased primarily due to the September 2025 Offering and the February 2026 ATM Offering.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have historically funded our operations primarily through our IPO, the September 2025 Offering, the February 2026 ATM Offering, and sales of our convertible preferred stock and convertible notes, which have generated approximately $688.8 million in cumulative, aggregate gross proceeds. As of June 30, 2026 and December 31, 2025, we had $418.6 million and $373.7 million in cash, cash equivalents and marketable securities, respectively. We have not yet generated any revenue from product sales and do not expect to in the foreseeable future as our product candidates are in various phases of clinical and preclinical development.

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

We had $418.6 million and $373.7 million in cash, cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of the accompanying unaudited condensed financial statements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(42,830)	$(40,112)
Net cash (used in) provided by investing activities	(67,887)	29,212
Net cash provided by financing activities	89,756	1,330
Net decrease in cash and cash equivalents	$(20,961)	$(9,570)

Cash flows from operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $42.8 million. This was primarily due to our net loss of $60.6 million, partially offset by non-cash charges of $10.8 million. Non-cash charges primarily consisted of $11.5 million of stock-based compensation expense, $0.1 million of depreciation expense related to our property and equipment and $0.1 million of amortization expense related to our right-of-use assets, partially offset by $1.0 million of net amortization and accretion of marketable securities. The changes in our net operating assets and liabilities primarily consisted of a $7.1 million increase in accounts payable and accrued expenses primarily related to balances with CROs and CDMOs, a $0.5 million decrease in our prepaid expenses and other current assets related to prepaid balances with CROs and CDMOs, and a net increase of $0.3 million related to our operating lease liabilities.

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

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2026 was $67.9 million, which consisted of purchases of marketable securities of $208.0 million and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $141.5 million.

Net cash provided by investing activities for the six months ended June 30, 2025 was $29.2 million, which consisted of maturities of marketable securities of $130.3 million and redemptions of marketable securities of $6.0 million, partially offset by purchases of marketable securities of $106.3 million and purchases of property and equipment of $0.8 million.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $89.8 million, which consisted of proceeds of $85.4 million from the February 2026 ATM Offering, net of underwriting discounts and commissions, $4.6 million of proceeds from the exercise of common stock options, and $0.3 million of proceeds from the purchase of shares of our common stock pursuant to the 2026 ESPP, partially offset by payments totaling $0.5 million related to offering costs for the February 2026 ATM Offering.

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

Additionally, on February 24, 2026, we entered into an operating lease agreement with 5 Burlington Woods, LLC to lease new office and laboratory space in Burlington, Massachusetts ("Burlington Lease"). The lease commenced effective April 14, 2026, with the rent commencing five months from the lease commencement date, which will be September 14, 2026 ("rent commencement date"). The lease term is four years from the rent commencement date, with a one-time option to extend the lease term for a period of three years. The option to extend was not considered reasonably certain as of the lease inception. The aggregate base rent over the four-year lease term is approximately $3.4 million

As of June 30, 2026, our future remaining operating lease payments were $4.0 million, with $0.9 million payable within the next twelve months, with respect to leases already commenced as of such date. As of December 31, 2025, our future remaining operating lease payments were $0.7 million, with $0.2 million payable within the next twelve months, with respect to leases already commenced as of such date.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in our 2025 Annual Report.

Off-balance sheet arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Emerging growth company and smaller reporting company status

We currently qualify as an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure in this Quarterly Report; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures. As a smaller reporting company with annual revenues of less than $100.0 million and a non-accelerated filer, we are also not required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our most recent second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our most recent second fiscal quarter.

As of June 30, 2026, the aggregate market value of our common shares held by non-affiliates exceeded $700.0 million. We may continue to take advantage of certain reduced disclosures available to smaller reporting companies through the filing of our Annual Report on Form 10-K for the year ending December 31, 2026 and we will not be required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until the filing of our Annual Report on Form 10-K for the year ending December 31, 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) During the three months ended June 30, 2026, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

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
10.1#

Consulting Agreement between MBX Biosciences, Inc. and Steven L. Hoerter dated May 1, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2026).

10.2#	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MBX Biosciences, Inc.

Date: August 6, 2026	By:	/s/ Steven L. Hoerter
Steven L. Hoerter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ John Smither
John Smither
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)